Form 10-Q
period 2024-09-30
HEALTHY CHOICE WELLNESS CORP.
filed 2024-11-13
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-42274

HEALTHY CHOICE WELLNESS CORP.

(Exact name of Registrant as specified in its charter)

Delaware	88-4128927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 North 28th Way, Unit# 1 Hollywood, Florida	33020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 305-600-5004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HCWC	NYSE American

As of November 13, 2024, there were 9,815,749 shares of the registrant’s common stock, par value $0.001 per share, outstanding. Of the total outstanding shares, 2,895,550 shares are Class A common stock that are freely tradeable and 6,920,199 shares are Class B shares that will be freely tradeable 90-days from September 13, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,786,707	$1,422,580
Accounts receivable, net	339,876	128,171
Inventories	6,402,056	4,162,218
Prepaid expenses and vendor deposits	284,816	174,970
Due from related party	106,841	-
Other current assets	90,866	56,842
TOTAL CURRENT ASSETS	9,011,162	5,944,781

Property, plant, and equipment, net	2,002,128	2,676,639
Intangible assets, net	5,738,006	4,178,519
Goodwill	2,212,000	-
Right of use assets	13,668,290	11,412,562
Due from related party	-	3,753,003
Other assets	550,538	467,056
TOTAL ASSETS	$33,182,124	$28,432,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,041,557	$4,920,411
Contract liabilities	49,540	207,513
Current portion of loan payable	1,882,598	702,701
Operating lease liability, current	3,360,002	2,748,824
TOTAL CURRENT LIABILITIES	10,333,697	8,579,449

Loan payable, net of current portion	9,698,047	2,403,807
Operating lease liability, net of current	10,219,591	8,461,182
TOTAL LIABILITIES	30,251,335	19,444,438

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value per share, 560,000,000 shares authorized; 9,815,749 and 10 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	9,816	-
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	3,101,092	-
Net investment by former parent	-	8,988,122
Accumulated deficit	(180,119)	-
TOTAL STOCKHOLDERS’ EQUITY	2,930,789	8,988,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,182,124	$28,432,560

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
SALES, NET	$18,229,463	$12,704,600	$49,718,396	$39,839,202
COST OF SALES	11,227,644	8,061,966	30,765,744	25,199,879
GROSS PROFIT	7,001,819	4,642,634	18,952,652	14,639,323

OPERATING EXPENSES, NET
Selling, general and administrative	7,579,388	5,897,769	20,613,526	17,743,763
Gain on sale of asset	(205,146)	-	(205,146)	-
TOTAL OPERATING EXPENSES, NET	7,374,242	5,897,769	20,408,380	17,743,763

LOSS FROM OPERATIONS	(372,423)	(1,255,135)	(1,455,728)	(3,104,440)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,888,889)	-	(1,888,889)	-
Change in contingent consideration	-	372,000	-	774,900
Other income, net	(486)	2,535	6,697	11,785
Interest (expense) income, net	(396,709)	(39,073)	(617,758)	(123,197)
TOTAL OTHER INCOME (EXPENSE)	(2,286,084)	335,462	(2,499,950)	663,488

LOSS BEFORE TAXES	(2,658,507)	(919,673)	(3,955,678)	(2,440,952)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(2,658,507)	$(919,673)	$(3,955,678)	$(2,440,952)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.10)	$(0.43)	$(0.26)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	9,308,866	9,226,860	9,254,394	9,226,860

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-In	Net Investment From	Accumulated
	Shares	Amount	Capital	Parent	Deficit	Total
Balance – July 1, 2024	-	$-	$-	$8,997,032	$-	$8,997,032
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-	-	(7,878,514)	-	(7,878,514)
Net loss	-	-	-	(2,478,388)	(180,119)	(2,658,507)
Balance – September 30, 2024	9,815,749	$9,816	$3,101,092	$-	$(180,119)	$2,930,789

	Common Stock		Net Transfer From Former	Accumulated
	Shares	Amount	Parent	Deficit	Total
Balance – July 1, 2023	-	$-	$15,486,920	$-	$15,486,920
Net transfer from parent	-	-	566,188	-	566,188
Net loss	-	-	(919,673)	-	(919,673)
Balance – September 30, 2023	-	$-	$15,133,435	$-	15,133,435

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Common Stock		Additional Paid-In	Net Investment From	Accumulated
	Shares	Amount	Capital	Parent	Deficit	Total
Balance – January 1, 2024	-	-	-	8,988,122	-	8,988,122
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-		(6,572,433)	-	(6,572,433)
Net loss	-	-	-	(3,775,559)	(180,119)	(3,955,678)
Balance – September 30, 2024	9,815,749	$9,816	$3,101,092	$-	$(180,119)	$2,930,789

	Common Stock		Net Transfer From Former	Accumulated
	Shares	Amount	Parent	Deficit	Total
Balance – January 1, 2023	-	$-	$15,505,661	$-	$15,505,661
Net transfer from parent	-	-	2,068,726	-	2,068,726
Net loss	-	-	(2,440,952)	-	(2,440,952)
Balance – September 30, 2023	-	$-	$15,133,435	$-	15,133,435

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(3,955,678)	$(2,440,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,148,158	1,070,686
Loss on debt extinguishment	1,888,889	-
Gain on sale of building	(205,146)	-
Amortization of right-of-use assets	2,353,880	1,687,522
Write-down of obsolete and slow-moving inventory	2,157,287	1,581,043
Non-cash interest expense	115,944	-
Change in contingent consideration	-	(774,900)
Changes in operating assets and liabilities:
Accounts receivable	(211,705)	(75,677)
Inventories	(1,997,075)	(1,317,816)
Prepaid expenses and vendor deposits	(109,846)	(41,034)
Other current assets	(34,024)	48,336
Due to related party	(2,638,730)	(542,718)
Other assets	(83,482)	(3,060)
Accounts payable and accrued expenses	5,201	(119,384)
Contract liabilities	(157,972)	(53,745)
Lease liabilities	(2,240,021)	(1,592,729)
NET CASH USED IN OPERATING ACTIVITIES	(3,964,320)	(2,574,428)

INVESTING ACTIVITIES
Payment for acquisition	(5,475,000)	-
Proceeds from sale of Saugerties, NY building	749,000	-
Purchases of property and equipment	(145,680)	(173,475)
NET CASH USED IN INVESTING ACTIVITIES	(4,871,680)	(173,475)

FINANCING ACTIVITIES
Proceeds from security purchase agreement	1,700,000	-
Principal payments on loan payable	(2,294,221)	(399,590)
Proceeds from acquisition loan	7,500,000	-
Proceeds from initial public offering	2,580,000	-
Investment from parent company	1,736,412	2,068,725
Due to related party	(2,023,953)	-
Proceeds from warrant exercised	1,889	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,200,127	1,669,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	364,127	(1,078,768)
CASH AND CASH EQUIVALENTS— BEGINNING OF PERIOD	1,422,580	2,020,571
CASH AND CASH EQUIVALENTS— END OF PERIOD	$1,786,707	$941,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$513,605	$123,221
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Promissory note related to acquisition	$1,825,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$4,609,608	$1,137,786

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Organization

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiaries, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia.

●	GreenAcres Market, an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market offers organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY and has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

These centers offer multiple vitamin drip mixes and intramuscular shots for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are IV vitamin mixes and shots for health, beauty, and re-hydration.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the three months ended September 30, 2024 and 2023, approximately 21% and 40% of our total purchases were from one vendor. For the nine months ended September 30, 2024 and 2023, approximately 30% and 42% of our total purchases were from one vendor.

Spin-Off

Healthier Choices Management Corp. (“HCMC” or the “Parent”) announced on August 22, 2022 that its Board of Directors approved the separation of the grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off” or “Separation”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC, which operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Greens Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

On September 13, 2024 (the “Spin-Off Date”), after the New York Stock Exchange American (“NYSEAM”) market closing, the Spin-Off of the HCWC business was completed. On September 14, 2024, HCWC became an independent, publicly traded company, and on September 16, 2024, the stock commenced trading on the NYSEAM under the stock symbol “HCWC.”

HCMC distributed all the outstanding shares of common stock held by it on a pro rata basis to holders of HCMC’s common stock. For each 208,632 shares of HCMC common stock held as of 5:00 p.m., New York City time, on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one (1) share of Class A common stock and three (3) shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock).

NOTE 2. GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

As of September 30, 2024, the Company had cash and cash equivalents of approximately $1.8 million and negative working capital of $1.3 million. For the nine months ended September 30, 2024, the Company incurred net losses of approximately $4.0 million and cash used in operating activities of approximately $4.0 million. The Company’s liquidity needs through September 30, 2024 have been satisfied through initial public offering and financing agreement with private lenders.

Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendation in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors and from equity offerings, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions.

On July 18, 2024, HCWC entered into a $7.5 million loan and security agreement with a private lender to support its expansion plans and funding of any working capital needs, of which $4.2 million was used for the July 18, 2024 purchase of GreenAcres Market. The face amount of the loan is $7,500,000 with 12% annual interest and has a maturity date of July 17, 2027. On July 24, 2024, the Company finalized the closing of Saugerties building sale with all parties involved and received net proceeds of $695,000.

On August 18, 2022, HCMC entered into a Securities Purchase Agreement (“HCMC Preferred Stock”) pursuant to which the HCMC sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. This same group of investors committed to invest $13.25 million in HCWC after the Spin-Off and IPO transactions were completed. As such, HCWC entered into an agreement to sell shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with the gross proceeds from such offering expected to be $13.25 million. The institutional investors that acquired HCMC Series E Preferred Stock are contractually required to purchase the Series A Preferred Stock in the same dollar amounts as they invested in the HCMC Series E Preferred Stock (regardless of whether or not such HCMC Series E Preferred Stock has been converted into HCMC common stock).

The Company believes its cash on hand and the commitment of $13.25 million raised through its security offering noted above will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

The Company has historically operated as part of HCMC and not as a standalone company. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period September 14, 2024 through September 30, 2024 are consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying condensed consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed consolidated financial statements. The condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC though the Spin-Off date. However, amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the Company operated independently of HCMC. Related-party allocations are discussed further in Note 16. The condensed consolidated financial statements do not include all the notes in the same detail as the annual 10-K filing.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2024, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three-month and nine-month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in Amendment 9 to Form S-1 for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2024. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited 2023 carve-out financial statements contained in the above referenced S-1. Results of the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, and Healthy U Wholesale, Inc (“The Vitamin Store, LLC”). All intercompany accounts and transactions have been eliminated in consolidation.

Net Parent Investment

The accompanying condensed consolidated financial statements were derived from the consolidated financial statements of HCMC on a carve-out basis though the Spin-Off date, and the condensed consolidated financial statements also include allocations of certain general, administrative, legal, and marketing expenses from HCMC. The primary components of the Net Parent Investment are intercompany balances other than related party payables, the allocation of shared costs, and funding received to cover any shortfall in operating cash requirements. Balances between HCMC and the Company that were not historically cash settled are included in Net Parent Investment. Net Parent Investment represents the cumulative investment by HCMC in the Company through the Spin-Off date. Upon Spin-Off, the Company reclassed the balance in net parent investment to additional paid-in capital.

Use of Estimates in the Preparation of the Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue Recognition

Revenues from product sales and services rendered, net of promotional discounts, manufacturer coupons and rebates, return allowances, and sales and consumption taxes, are recorded when products are delivered, title passes to customers and collection is likely to occur. Title passes to customers at the point of sale for retail and upon delivery of products for wholesale. Return allowances, which reduce revenue, are estimated using historical experience.

The Company promotes its products with trade incentives and promotions. These programs include sales discounts, rebates, coupons, volume-based incentives, refunds, and return. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions.

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers.
●	identify performance obligations.
●	determine transaction price.
●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and
●	recognize revenue as performance obligations are satisfied.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. The Company incurred shipping and handling costs of approximately $37,000 and $25,000 for the three months ended September 30, 2024 and 2023, and $99,000 and 90,000 for the nine months ended September 30, 2024 and 2023, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023
Total cash in excess of FDIC limits of $250,000	$515,353	$161,644

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivables are claims to consideration which are unconditional; meaning no performance obligations remain for the Company and only the passage of time is necessary before collection. Contract assets are distinguished from accounts receivable as performance obligations remain before claims to consideration become unconditional. By nature of the Company’s operations, contract assets are typically not recognized. Contract liabilities are recorded when customers transfer consideration in advance of delivery of products or services, which the Company records for gift cards and loyalty reward programs. When one party to an arrangement performs before the other(s), the Company records an account receivable, contract asset or contract liability.

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits.

The Company’s breakage policy is twenty-four months for gift cards and twelve months for loyalty rewards. Loyalty rewards are earned at five percent on qualifying purchases and the reward functions as an allocation of transaction price from the period earned by the customer to the period the performance obligation is satisfied by the Company. As such, all contract liabilities are expected to be recognized within a twenty-four-month period.

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle.

Inventories

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their net realizable value, adjustments are recorded to write down excess carrying value to their net realizable value. The Company’s inventories consist primarily of merchandise available for resale, such as fresh produce, perishable grocery items and non-perishable consumable goods. Slow-moving inventory is rotated out and obsolete inventory is removed (expensed) on a monthly basis.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Revenue earning property, plant, and equipment includes signage, furniture and fixtures, building, computer hardware, appliance, cooler, and displays have useful lives ranging from two to seven years. Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease.

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable intangible assets are amortized over 4 to 13 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets in the three and nine months period ended on September 30, 2024.

Goodwill

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value-based test. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary.

The Company incurred a non-cash impairment charge of $6,104,000 for the year ended December 31, 2023.

In July 2024, the Company acquired GreenAcres Market and recorded goodwill of $2,212,000 from the acquisition.

During the three and nine months ended September 30, 2024 and 2023, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $154,000 and $215,000 for the three months ended September 30, 2024 and 2023, and $356,000 and $366,000 for the nine months ended September 30, 2024 and 2023, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan that is currently administered under HCMC with discretionary contribution matching opportunities. HCMC will continue provide this service to HCWC’s employees pursuant to the Transition Service Agreement (“TSA”) executed upon the separation. The Company is in the process of establishing this service with its payroll provider, and expects to provide 401(k) to it’s own employees at the beginning of next year. 401K employer expense amounted to $23,000 and $21,000 for the three months ended September 30, 2024 and 2023, and $59,000 for the nine months ended September 30, 2024 and 2023, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the three and nine months ended September 30, 2024 and 2023.

On September 16, 2024, the Company separated from HCMC. As referenced in Note 1. Organization, the Separation resulted in the initial issuance of approximately 9.2 million shares of HCWC common stock. For purposes of computing basic and diluted earnings per common share for the three and nine months ended September 30, 2023, the number of HCWC common shares issued upon separation and distribution was used to reflect the outstanding shares. For purposes of computing basic and diluted earnings per common share for the three and nine months ended September 30, 2023, the number of HCWC common shares issued upon separation and distribution was used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET LOSS	$(2,658,507)	$(919,673)	$(3,955,678)	$(2,440,952)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	9,308,866	9,226,860	9,254,394	9,226,860

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.10)	$(0.43)	$(0.26)

Income Taxes

The Company’s income taxes are included in HCMC’s consolidated return through the Spin-Off date. For the purposes of the condensed consolidated financial statements, the income taxes for the Company have been presented on a separate return basis, under which a new stand-alone set of deferred tax assets and liabilities is created based on the financial statements.

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

Leases

Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates. Related operating right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases as of September 30, 2024 and 2023. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842, Leases.

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimated amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company uses the fair value framework under the Financial Accounting Standards Board’s (“FASB”) guidance, and it requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities.

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, operating, derivatives and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings are representative of their respective fair values. All derivatives are recognized as either assets or liabilities on the balance sheet at fair value at the end of each quarter.

Nonrecurring Fair Value Measurements

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurement of the assets are considered to be Level 3 measurements.

Business Combination

The Company applies the provisions of ASC 805 in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing identifiable assets and liabilities, including intangible assets of acquired businesses at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the condensed consolidated statements of operations immediately as a gain or loss on acquisition. Acquisition-related expenses are expensed as incurred and the expenses are recorded in operating expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including FASB and the SEC.

On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires annual and interim disclosures that are expected to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023
Total cash in excess of FDIC limits of $250,000	$515,353	$161,644

The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and cash equivalents to amounts shown in unaudited condensed consolidated statements of cash flow:

	September 30, 2024	September 30, 2023
Cash	$1,786,707	$941,803

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well-over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 71% and 77% of the goods we sell from our top 20 suppliers for the three months ended September 30, 2024 and 2023, respectively, approximately 21% and 40% of our total purchases were from UNFI for the three months ended September 30, 2024 and 2023, respectively. We purchased approximately 71% and 76% of the goods we sell from our top 20 suppliers for the nine month ended September 30, 2024 and 2023, respectively, approximately 30% and 42% of our total purchases were from UNFI for the nine months ended September 30, 2024 and 2023, respectively. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

As mentioned, UNFI is our primary supplier of dry grocery and frozen food products. Our customer distribution agreement with UNFI commenced September 1, 2022, and has an initial term through September 1, 2027. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. We are obligated to purchase a minimum annual volume of products from UNFI, except in certain defined circumstances when such purchasing obligation is excused. Pricing under our agreement with UNFI is on a “cost plus” basis. We believe UNFI has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products.

We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix, and flours are refrigerated in our warehouse and stores to maintain freshness.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $294,000 and $68,000 for the three months ended September 30, 2024 and 2023, and $473,000 and 206,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s accounts receivable totalled approximately $340,000 and $128,000 at September 30, 2024 and December 31, 2023, respectively.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, payment history, and financial condition. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $26,000 and $15,000 credit loss as of September 30, 2024 and December 31, 2023, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $673,000 and $630,000 for the three months ended September 30, 2024 and 2023, and $2,157,000 and $1,581,000 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s inventories consist primarily of merchandise available for resale.

NOTE 7. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

In accordance with FASB ASC 280, “Disclosures about Segment of an enterprise and related information”, the Company determined it operates as a single reportable segment, as it is managed as one business unit with similar economic characteristics. There are no inter-segment revenues.

The Company’s disaggregated revenues consist of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail Grocery	$16,172,524	$11,307,056	$43,074,745	$35,374,652
Food service/restaurant	2,056,875	1,396,194	6,642,771	4,459,142
Online/eCommerce	64	1,350	880	5,408
Total revenue	$18,229,463	$12,704,600	$49,718,396	$39,839,202

NOTE 8. ACQUISITIONS

The Company applies the provisions of ASC Topic 805, Business Combinations and Topic 820, Fair Value Measurement in the accounting for acquisitions of businesses.

Ellwood Thompson’s

On October 1, 2023, the Company through its wholly owned subsidiary, Healthy Choice Markets V, LLC, entered into an Asset Purchase Agreement with (i) ET Holding, Inc., d/b/a Ellwood Thompson’s Local Market, a Virginia corporation, (ii) Ellwood Thompson’s Natural Market, L.C., a Virginia limited liability company, and (iii) Richard T. Hood, an individual resident of the Commonwealth of Virginia. Pursuant to the Purchase Agreement, the Company acquired certain assets and assumed certain liabilities related to Ellwood Thompson’s grocery stores in Richmond, Virginia. The Company intends to continue to operate the grocery stores under their existing name.

The cash purchase price under the Asset Purchase Agreement was $750,000, and a promissory note provided to the seller of $750,000, with a fair value of $718,000. For three and nine months ended on September 30, 2024, the Company recognized approximately $10,000 and $31,000 interest expense. In addition, the Company entered into a new lease agreement with the landlord and entered into an employment agreement with the store manager.

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

October 1, 2023
Purchase Consideration
Cash consideration paid	$750,000
Promissory note	718,000
Total Purchase Consideration	$1,468,000

Purchase price allocation
Inventory	$851,000
Intangible assets	291,000
Right of use asset - Operating lease	1,325,000
Other liabilities	(31,000)
Operating lease liability	(1,325,000)
Goodwill	357,000
Net assets acquired	$1,468,000

Finite-lived intangible assets
Trade Names (8 years)	$291,000
Total intangible assets	$291,000

The acquisition is structured as asset purchase in a business combination, and goodwill is tax-deductible, and amortizable over 15 years for tax purposes.

GreenAcres Market

On July 18, 2024, the Company through its wholly owned subsidiary, Healthy Choice Markets VI, LLC, entered into an Asset Purchase Agreement with (i) GreenAcres Markets of Oklahoma, LLC, an Oklahoma limited liability company, (ii) GACorp, Inc., a Kansas corporation; and (iii) the group of equity holders owning the majority interests of the Sellers. Pursuant to the Purchase Agreement, the Company acquired certain assets and assumed certain liabilities related to five GreenAcres Market’s grocery stores in Kansas and Oklahoma. The Company continued to operate the grocery stores under their existing name.

The cash purchase price under the Asset Purchase Agreement was $5,475,000, and a promissory note provided to the seller of $1,825,000. In addition, the Company entered into five new lease agreements with the landlords of the grocery stores.

The following table summarizes the purchase price allocation based on fair values of the net assets acquired at the acquisition date:

July 18, 2024
Purchase Consideration
Cash consideration paid	$5,475,000
Promissory note	1,568,000
Total Purchase Consideration	$7,043,000

Purchase price allocation
Inventory	$2,400,000
Property, plant, and equipment	127,000
Intangible assets	2,304,000
Goodwill	2,212,000
Net assets acquired	$7,043,000

Finite-lived intangible assets
Trade Names (13 years)	$1,584,000
Non-Compete Agreement (5 years)	720,000
Total intangible assets	$2,304,000

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including Ellwood Thompson’s and GreenAcres Market, as if the business combinations had occurred on January 1, 2023, the earliest period presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$18,949,723	$23,860,510	$58,110,023	$60,604,098
Net loss	$(2,800,968)	$(1,834,990)	$(4,240,233)	$(3,815,768)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible, fixed assets depreciation and lease amortization. The proforma data gives effects to actual operating results prior to the acquisition. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each period presented or that may be obtained in future periods.

NOTE 9. ASSETS HELD FOR SALE

On February 7, 2024, the Company closed the operation of the Saugerties, NY store. The decision was based on management’s plan to maximize the profitability of the grocery segment. The Company transferred all operating assets and liabilities to other neighboring stores. The building, which is owned by the Company, has a net carrying value of approximately $544,000 and was put up for sale in February at its fair market value. The Company has classified the building as held for sale in accordance with ASC 360, “Property, Plant, and Equipment.” The building was previously classified as property, plant, and equipment (PP&E) and included in long-term assets.

On July 24, 2024, the Company finalized the closing of Saugerties, NY building sale with all parties involved and received net proceeds of $695,000. The building was sold at fair market value of $749,000 and the Company paid approximately $54,000 in legal fees, commission and other miscellaneous expenses. The title and deed were transferred on the closing date.

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Displays	$312,146	$312,146
Building	-	575,000
Furniture and fixtures	650,184	505,436
Leasehold improvements	1,961,890	1,925,385
Computer hardware & equipment	203,453	141,682
Other	710,682	680,718
	3,838,355	4,140,367
Less: accumulated depreciation and amortization	(1,836,227)	(1,463,728)
Total property, plant, and equipment	$2,002,128	$2,676,639

The Company incurred approximately $139,000 and $132,000 of depreciation expense for the three months ended September 30, 2024 and 2023, and $404,000 and $408,000 of depreciation expense for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of September 30, 2024 and December 31, 2023:

September 30, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,313,086)	$3,130,914
Customer relationships	4-6 years	2,669,000	(1,554,222)	1,114,778
Non-compete	4-5 years	2,322,000	(829,686)	1,492,314
Intangible assets, net		$9,435,000	$(3,696,994)	$5,738,006

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,035,443)	$1,824,557
Customer relationships	4-6 years	2,669,000	(1,330,972)	1,338,028
Non-compete	4-5 years	1,602,000	(586,066)	1,015,934
Intangible assets, net		$7,131,000	$(2,952,481)	$4,178,519

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $284,000 and $221,000 for the three months ended September 30, 2024 and 2023, and $745,000 and $663,000 for the nine months ended September 30, 2024 and 2023, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2024 (remaining three months)	$296,528
2025	1,180,613
2026	1,103,576
2027	964,771
2028	655,332
Thereafter	1,537,186
Total	$5,738,006

NOTE 12. GOODWILL

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value.

As a result of the impairment test in 2023, the entire $6.1 million carrying value of goodwill was recognized as a non-cash impairment charge in 2023. There was no impairment of goodwill during the three and nine months ended September 30, 2024 based on the annual impairment assessment for 2024.

The changes in the carrying amount of goodwill as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023

Beginning balance	$-	$5,747,000
Acquisitions	2,212,000	357,000
Impairment	-	(6,104,000)
Ending balance	$2,212,000	$-

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2024 and December 31, 2023, accounts payable and accrued expenses consisted of:

	September 30, 2024	December 31, 2023
Trade creditors	$4,280,299	$4,406,299
Accrued expenses	761,258	514,112
Total	$5,041,557	$4,920,411

NOTE 14. DEBT

A breakdown of the Company’s debt as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024	December 31, 2023
Promissory notes	$11,882,288	$3,106,508
Debt discount	(301,643)	-
Total debt, net of debt discount	$11,580,645	$3,106,508
Current portion of long-term debt	(1,882,598)	(702,701)
Long-term debt	$9,698,047	$2,403,807

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,955,000 and $2,378,000 as of September 30, 2024 and December 31, 2023, respectively. The Company incurred approximately $31,000 and $39,000 interest expense for the three months ended September 30, 2024 and 2023, and $99,000 and $123,000 interest expense for the nine months ended September 30, 2024 and 2023, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $629,000 and $728,000 in principal amount as of September 30, 2024 and December 31, 2023, respectively. The Company recognized interest expense of approximately $10,000 and $0 for the three months ended September 30, 2024, and 2023, and $31,000 and $0 for the nine months ended September 30, 2024, and 2023, respectively.

On January 18, 2024, HCWC entered into a Securities Purchase Agreement (the “Bridge Financing”) with institutional investors whereby (a) HCWC issued a total of approximately $1,889,000 in unsecured promissory notes (the “Notes”) and (b) on the date of the pricing of HCWC’s initial public offering (“IPO”), HCWC would deliver shares of its common stock equal to approximately $1,889,000 divided by the IPO price (“Bridge Shares”). The aggregate gross proceeds received from the investors in connection with the Security Purchase Agreement (“SPA”) was $1,700,000. The Notes were issued at a 10% original issue discount (“OID”) and accrue interest at a rate of 10% per annum beginning 60 days after issuance of the Notes. All accrued and unpaid principal and interest shall be due and payable upon the earlier of (1) the closing of the IPO, (2) January 18, 2025 or (3) upon an event of default as defined in the Notes.

On April 8, 2024, HCWC and the institutional investors entered into an amendment to the January 18, 2024 agreement whereby HCWC agreed to issue warrants (the “Bridge Warrants”) exercisable at $0.01 per share to purchase 188,889 shares of Class A common stock (the “Bridge Warrant Shares”) in lieu of Bridge Shares. The parties agreed to terminate any existing obligations of the institutional investors to acquire HCWC Bridge Shares as part of the IPO transaction.

On the Spin-Off Date, after the NYSEAM market closing, the Spin-Off of the HCWC business was completed. On September 14, 2024, HCWC became an independent, publicly traded company, and on September 16, 2024, the stock was traded on the NYSEAM under the stock symbol “HCWC.”

Upon the completion of the IPO, HCWC paid in full the principal amount of Notes and OID. At September 30, 2024, the outstanding principle balance of the Notes and debt discount related with the Notes were at $0. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. For the three and nine-months ended September 30, 2024, approximately $154,000 and $298,000 of interest expense was recognized in the accompanying condensed consolidated statements of operations.

The Company used the intrinsic value model to determine the fair value of the Bridge Warrants on April 18, 2024 and remeasured the fair value on September 16, 2024, and concluded that the fair value of the Bridge Warrants at September 16, 2024 was $1,887,001. Due to the fact that Bridge Warrants exercise was contingent upon the IPO, the Company did not recognize the warrant liability until the Spin-off date. The Bridge Warrants were exercised on September 17, 2024 by institutional investors. Upon warrant exercise, 188,889 shares of Class A common stock were issued and the warrant liability was eliminated against the loss on derivative liability in the amount of $1,888,889.

On July 18, 2024 (the “Loan Effective Date”), the Company entered into a loan and security agreement with a private lender for a $7,500,000 loan (the “Acquisition Loan”). A portion of the Acquisition Loan proceeds were used to acquire GreenAcres Markets. The loan is guaranteed by all of the subsidiaries of the Company (the “Guarantors”) and secured by all of the assets of the Company and the Guarantors. The Acquisition Loan has a term of three years and interest accrues at a rate of 12% on amounts borrowed. The Acquisition Loan may be prepaid at any time at a premium in the amount of ten percent (10%) of the principal amount of the Acquisition Loan outstanding prior to such prepayment. Payments on the Acquisition Loan are required to be made as follows: $1,125,000 on first anniversary of the Loan Effective Date, $1,875,000 on the second anniversary of the Loan Effective Date, and the remaining outstanding principal balance of principal and accrued interest on the third anniversary of the Loan Effective Date.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,799,000 and $0 as of September 30, 2024 and December 31, 2023, respectively. The Company incurred approximately $13,000 and $0 interest expense for the three and nine months ended September 30, 2024 and 2023, respectively.

The Company may, at its option, at any time or from time to time prepay the outstanding principal amount or any accrued but unpaid interest, in each case in whole or in part, without penalty or premium, provided that any such prepayment of any outstanding amount of principal shall be accompanied by the payment of all accrued but unpaid interest on the amount of principal being prepaid, plus any costs and fees incurred.

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2024 (remaining three months)	$258,897
2025	2,200,210
2026	3,016,526
2027	5,595,358
2028	534,923
2029	276,374
Total	$11,882,288

NOTE 15. LEASES

The Company has various lease agreements with terms up to 20 years. All the leases are classified as operating leases.

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2024 were as follows:

Payments due by period
2024 (remaining three months)	$1,019,339
2025	3,886,340
2026	3,580,109
2027	2,603,948
2028	1,919,157
Thereafter	2,103,882
Total undiscounted operating lease payments	$15,112,775
Less: Imputed interest	(1,533,182)
Present value of operating lease liabilities	$13,579,593

The following table summarizes the Company’s operating leases:

Balance Sheet Classification	September 30, 2024	December 31, 2023
Right of use asset	$13,668,290	$11,412,562

Operating lease liability, current	$3,360,002	$2,748,824
Operating lease liability, net of current	$10,219,591	$8,461,182

The amortization of the right-of-use asset of approximately $916,000 and $625,000 for the three months ended September 30, 2024 and 2023, and $2,354,000 and $1,688,000 for nine months ended September 30, 2024 and 2023, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at September 30, 2024 and December 31, 2023:

Other Information	September 30, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	4 years	5 years
Weighted-average discount rate for operating leases	4.96%	3.98%

Rent expense for the three months ended September 30, 2024 and 2023 was approximately $1,160,000 and $830,000, and approximately $3,024,000 and $2,508,000 for the nine months ended September 30, 2024 and 2023, respectively.

Rent expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The components of lease expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$835,861	$586,247
Variable lease cost	243,970	205,355
Short-term lease cost	80,058	38,637
Total rent expense	$1,159,889	$830,239

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	$2,115,175	$1,742,748
Variable lease cost	670,506	650,211
Short-term lease cost	237,880	114,802
Total rent expense	$3,023,561	$2,507,761

The aggregate cash payments under the leasing arrangement were approximately $2,240,000 and $1,593,000 for the nine months ended September 30, 2024 and 2023, respectively, were included in operating cash flows.

NOTE 16. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, the Company has not historically operated as a separate, stand-alone company and, accordingly has had various relationships with HCMC whereby HCMC provided services to the Company as noted below. Related party transactions prior to Spin-Off include allocation of general corporate expenses and advances from parent.

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. The accompanying condensed consolidated financial statements include allocations of these expenses.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time to manage HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. HCMC allocated $0.4 million and $0.6 million for the three months ended September 13, 2024 and September 30, 2023, and approximately $1.7 million and $2.0 million for the nine months ended September 13, 2024 and September 30, 2023, respectively. Such amounts will not be cash settled and are included in the Net Parent’s Investment.

Investment by Parent

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the Company was included in the Net Parent’s Investment. For the nine month ended September 30, 2023, $2.0 million net operating expenses incurred by HCMC on behalf of the Company, and $0.1 million HCMC loan payment on behalf of Green’s Natural Foods were included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Intercompany Receivable and Payable

Prior to Spin-Off. there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the condensed consolidated balance sheets. At the time of Spin-ff, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany balance of $0.1 million and $3.8 million from HCMC as of September 30, 2024 and December 31, 2023, respectively.

Agreements with HCMC

The Company entered into several agreements with the former parent that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that will set forth HCMC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement (“TSA”) pursuant to which HCMC and the Company will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that will govern the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, the HCMC will provide to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Consolidated Statements of Operations based on the nature of the services. Following the Spin-Off, the Company recognized costs of $0.1 million for services provided by the former parent in the third quarter of 2024 pursuant to the transition services agreement.

NOTE 17. STOCKHOLDERS’ EQUITY

Spin-Off

HCMC announced on August 22, 2022 that its Board of Directors approved separation of the Grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC, which operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Greens Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

On the Spin-Off Date, after the NYSEAM market closing, the Spin-Off of the HCWC business was completed. On September 14, 2024, HCWC became an independent, publicly traded company, and on September 16, 2024, the stock was traded on the NYSEAM under the stock symbol “HCWC.”

HCMC distributed all the outstanding shares of Common Stock held by it on a pro rata basis to holders of HCMC’s common stock. For each 208,632 shares of HCMC common stock held as of 5:00 p.m., New York City time, on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one (1) share of Class A common stock and three (3) shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

As of September 30, 2024, 2,895,550 class A common stock and 6,920,199 shares of class B common stock are outstanding.

The Company is authorized to issue 40,000,000 shares of Series A convertible preferred stock with par value of $0.001, none of which have been previously issued. As of September 30, 2024, 0 share of Series A convertible preferred stock are issued and outstanding.

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock).

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit. While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the lawsuit, if adversely resolved, would have a material adverse effect on its financial condition, results of operations, or cash flows.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2024. With respect to legal costs, we record such costs as incurred.

NOTE 19. SUBSEQUENT EVENTS

On October 14, 2024, the Company filed 8K in regards to the appointment of new independent registered public accounting firm. The Audit Committee, effective as of October 16, 2024, appointed UHY LLP (“UHY”) as the Company’s independent registered public accounting firm for the Company’s fiscal quarter ended September 30, 2024 and fiscal year ended December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthy Choice Wellness Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (“Green’s Natural Foods”), Healthy Choice Markets V, LLC (“Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, The Vitamin Store, LLC, and Healthy U Wholesale, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Company Overview

Healthy Choice Wellness Corp. is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, and Healthy Choice Markets 3, LLC, Healthy Choice Markets IV, LLC, Healthy Choice Markets V, LLC and Healthy Choice Markets VI, LLC respectively, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items.

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Mother Earth’s Storehouse, a two-store organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia.

●	GreenAcres Market, an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market is a chain of premier natural foods stores, offering organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY and has a licensing agreement for a Healthy Choice Wellness Center located at the Casbah Spa and Salon in Fort Lauderdale, FL.

Through its wholly owned subsidiary, Healthy U Wholesale Inc., the Company sells vitamins and supplements, as well as health, beauty and personal care products through The Vitamin Store, LLC on its website www.TheVitaminStore.com.

Liquidity

The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently and historically has reported net losses and cash outflows from operations. As of September 30, 2024, the Company had cash of approximately $1.8 million and negative working capital of $1.3 million.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, nine stores located in New York and New Jersey, one store located in Virginia, three stores in Kansas, and two stores in Oklahoma.

Increased Competition: Food retail is a large and competitive industry. Our competition varies and includes national, regional, and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. In addition, we compete with restaurants and other dining options in the food-at-home and food-away-from-home markets. The opening and closing of competitive stores, as well as restaurants and other dining options, in regions where we operate will affect our results. In addition, changing consumer preferences with respect to food choices and to dining out or at home can impact us. We also expect increased product supply and downward pressure on prices to continue and impact our operating results in the future.

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2024 to 2023
	2024	2023	Change $
SALES	$18,229,463	$12,704,600	$5,524,863
COST OF SALES	11,227,644	8,061,966	3,165,678
GROSS PROFIT	7,001,819	4,642,634	2,359,185

OPERATING EXPENSES, NET
Selling, general and administrative	7,579,388	5,897,769	1,681,619
Gain on sale of asset	(205,146)	-	(205,146)
TOTAL OPERATING EXPENSES, NET	7,374,242	5,897,769	1,476,473

LOSS FROM OPERATIONS	(372,423)	(1,255,135)	882,712

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,888,889)		(1,888,889)
Change in contingent consideration	-	372,000	(372,000)
Other income, net	(486)	2,535	(3,021)
Interest (expense) income, net	(396,709)	(39,073)	(357,636)
TOTAL INCOME (EXPENSE), NET	(2,286,084)	335,462	(2,621,546)

NET LOSS	$(2,658,507)	$(919,673)	$(1,738,834)

Net sales increased $5.5 million to $18.2 million for the three months ended September 30, 2024 as compared to $12.7 million for the same period in 2023. The increase in grocery sales of $5.8 million was primarily due to the acquisitions of Ellwood Thompson’s acquired in Oct 2023 and GreenAcres Market acquired in July 2024, offset by a decrease in same-store sales of $0.3 million. The decrease in same-store sales was mainly attributable to the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store, which was an underperforming department.

Cost of goods sold for the three months ended September 30, 2024 and 2023 were $11.2 million and $8.1 million, respectively. The increase of $3.5 million is primarily due to the acquisitions of Ellwood Thompson’s and GreenAcres Market, offset by a decrease in same-store cost of goods sold of $0.4 million. Gross profit was $7.0 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively. Gross margin as a percentage of sales increased approximately 1.9% as compared to the same period in prior year because of the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Total operating expenses for the three months ended September 30, 2024 and 2023 were $7.4 million and $5.9 million, respectively. The increase of $1.9 million from the acquisitions of Ellwood Thompson’s and GreenAcres Market offset by $0.2 million gain on sale of Saugerties building, and $0.2 million savings in advertising expense, professional fees and payroll and benefits expense.

Total other (expenses) income, net of $2.3 million for the three months ended September 30, 2024 consists of $1.9 million loss on warrant settlement, and net interest expense of $397,000. Total other income (expense), net of $335,000 for the three months ended September 30, 2023 primarily consists of change in contingent consideration of $372,000 and other miscellaneous income of $3,000, offset by interest expense of $39,000.

The following table sets forth our unaudited consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2024 to 2023
	2024	2023	Change $
SALES	$49,718,396	$39,839,202	$9,879,194
COST OF SALES	30,765,744	25,199,879	5,565,865
GROSS PROFIT	18,952,652	14,639,323	4,313,329

OPERATING EXPENSES, NET
Selling, general and administrative	20,613,526	17,743,763	2,869,763
Gain on sale of asset	(205,146)	-	(205,146)
TOTAL OPERATING EXPENSES, NET	20,408,380	17,743,763	2,664,617

LOSS FROM OPERATIONS	(1,455,728)	(3,104,440)	1,648,712

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,888,889)	-	(1,888,889)
Change in contingent consideration	-	774,900	(774,900)
Other income, net	6,697	11,785	(5,088)
Interest (expense) income, net	(617,758)	(123,197)	(494,561)
TOTAL INCOME (EXPENSE), NET	(2,499,950)	663,488	(3,163,438)

NET LOSS	$(3,955,678)	$(2,440,952)	$(1,514,726)

Net sales increased $9.9 million to $49.7 million for the nine months ended September 30, 2024 as compared to $39.8 million for the same period in 2023. The increase in grocery sales of $11.7 million was primarily due to the acquisitions of Ellwood Thompson’s acquired in October 2023 and GreenAcres Market in July 2024, offset by a decrease in same-store sales of $1.8 million. The decrease in same-store sales was primarily attributable to the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store, which was an underperforming department.

Cost of goods sold for the nine months ended September 30, 2024 and 2023 were $30.8 million and $25.2 million, respectively. The increase of $7.2 million is primarily due to the acquisitions of Ellwood Thompson’s and GreenAcres Market, offset by a decrease in same-store cost of goods sold of $1.7 million. Gross profit was $19.0 million and $14.6 million for the nine months ended September 30, 2024 and 2023, respectively. Gross margin as a percentage of sales increased approximately 1.4% as compared to the same period in prior year because of the closing of the non-performing Saugerties store and the outsourced prepared food service in Ada’s Natural Food store which was an underperforming department.

Total operating expenses increased $2.7 million to $20.4 million for the nine months ended September 30, 2024 compared to $17.7 million for the same period in 2023. The increase is primarily due to the acquisition of Ellwood Thompson’s on October 1, 2023 and acquisition of GreenAcres Market on July 18, 2024, which accounted for $3.6 million, $0.4 million increase in occupancy, bank service fee, tax and other selling and general administration expense, offset by $0.2 million gain on sale of Saugerties building, and $1.1 million savings in payroll and benefits expense and advertising expense.

Total other (expenses) income, net of $2.5 million for the nine months ended September 30, 2024 consists of $1.9 million loss on warrant settlement, and net interest expense of $618,000, offset by $7,000 other miscellaneous income. Total other income (expenses), net of $0.7 million for the nine months ended September 30, 2023 includes change in contingent consideration of $775,000, other income of $12,000, and an interest expense of $123,000.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in)
Operating activities	$(3,964,320)	$(2,574,428)
Investing activities	(4,871,680)	(173,475)
Financing activities	9,200,127	1,669,135
	$364,127	$(1,078,768)

Our net cash used in operating activities of approximately $4.0 million for the nine months ended September 30, 2024 resulted from a net loss of $4.0 million, offset by a non-cash adjustment of $7.5 million and a net cash usage of $7.5 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $2.6 million for the nine months ended September 30, 2023 resulted from a net loss of $2.4 million, offset by a non-cash adjustment of $3.6 million and a net cash usage of $3.7 million from changes in operating assets and liabilities.

The net cash used in investing activities of $4.9 million for the nine months ended September 30, 2024 consists of $5.5 million payment for GreenAcres Market acquisition, $0.1 million purchases of property and equipment, offset by $0.7 million proceeds from sale of Saugerties building. The net cash used in investing activities of $0.2 million for the nine months ended September 30, 2023 resulted from purchases of property and equipment.

The net cash provided by financing activities of $9.2 million for the nine months ended September 30, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, $7.5 million cash proceeds from Loan and Security Agreement signed on July 18, 2024, $2.6 million cash proceed from initial public offering, $1.7 million net parent investment from HCMC, $2,000 cash proceed from warrant exercise, offset by principal payment on loan payable of $2.3 million and $2.0 million payment to related party. The net cash provided by financing activities of approximately $1.7 million for the nine months ended September 30, 2023 consists of $2.1 million of net parent investment from HCMC, and $0.4 million principal payment on loan payable.

At September 30, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Cash	$1,786,707	$1,422,580
Total assets	$33,182,124	$28,432,560
Cash as a percentage of total assets	5.4%	5.0%

The Company reported a net loss of $4.0 million for the nine months ended September 30, 2024. The Company also had negative working capital of $1.3 million. The Company expects to continue incurring losses for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements.

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Non-GAAP Financial Measures

The following discussion and analysis contain a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity, or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company, nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Management believes stockholders benefit from referring to the Adjusted EBITDA in planning, forecasting, and analyzing future periods. Management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period to period comparison.

EBITDA, or earnings before interest, taxes, depreciation, and amortization, is an alternate measure of profitability to net income. Management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of significant non-cash and non-recurring charges that effect comparability between reporting periods. We define Adjusted EBITDA as net loss adjusted for non-cash charges for depreciation and amortization, impairment of goodwill, change in contingent consideration, also adjusted for non-recurring other expense (income), and interest income. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to net loss as calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with the reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable rules of the Securities and Exchange Commission.

	For The Nine Months Ended September 30,
	2024	2023
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(3,955,678)	$(2,440,952)
Interest expense	629,549	123,221
Depreciation and amortization	1,148,838	1,070,686
EBITDA	(2,177,971)	(1,247,046)
Loss on warrant liability extinguishment	1,888,889	-
Gain on sale of Saugerties building	(205,146)	-
Interest income	(11,791)	(23)
Other income, net	(6,697)	(11,785)
Change in contingent consideration	-	(774,900)
Adjusted EBITDA	$(512,716)	$(2,033,754)

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2023 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

Seasonality

We do not consider our business to be seasonal.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding retail expansion, the future demand for our products, competition, the adequacy of our cash resources and our authorized Common Stock, and our continued ability to raise capital.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our future common stock price, customer acceptance of our products, and proposed federal and state regulation. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, did not carry out an evaluation on internal controls as of September 30, 2024 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. As an evaluation was not carried out, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2024 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.

●	Failure to perform periodic and year-end inventory observations in a timely manner and adequate controls to sufficiently perform required rollback procedures of inventory counts to the year-end.

●	Weakness around purchase orders and inventory procedures, inclusive of year-end physical inventory observation procedures as well as physical count procedures.

●	Segregation of duties due to lack of personnel.

●	Failure to follow accounts payable policies and procedures for vendor information updates.

●	The Company had ineffective design, implementation and, operation of controls over logical access, program change management, and vendor management controls. The Company controls on IT should have included the following:

○	Appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

○	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.

○	Obtaining and reviewing key third party service provider SOC reports.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses listed above. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong internal control backgrounds and inventory expertise.

●	Increasing its focus on the Company’s purchase order process in order to better manage inventory thereby improving cash management. Utilizing margin analysis to control inventory and purchase, and ultimately leading to more reliable and precise financial reporting.

●	Establishing policies and procedures in the IT area to mitigate data breach, unauthorized access and address segregation of duties, as well as review key third party service provider SOC reports.

●	Using business intelligence to combine business analytics, data tools and infrastructure to help the Company quickly identify the issues in POS system and facilitate internal control over financial reporting. Developing dashboards for operation to monitor the margin at store level, department level and Stock Keeping Unit (“Sku”) level.

●	Establishing procedures and enforcing monthly and quarterly perishable physical inventory count for all retail stores and analyzing the financial impacts to improve efficiency in inventory control and purchase control.

●	Analyzing stores’ operation by implementing monthly financial statements review with management and store managers. Utilizing the breakeven analysis to better facilitate operation decision.

●	Providing sufficient training to accounts payable associates and enforcing accounts payable policies and procedures.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls over Financing Reporting

Following the Spin-Off, new corporate and governance functions, such as finance, tax and treasury, have been implemented in order to meet all regulatory requirements for a standalone public company. Further, the former parent will continue to provide various services and functions under the terms of the transition services agreement, many of which use a shared technology platform, including human resources, payroll and certain logistics functions. . Except as detailed above, during the quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company believes the claims are without merit and intends to vigorously defend against the lawsuit. While the outcome of this litigation cannot be predicted with certainty, the Company does not believe that the lawsuit, if adversely resolved, would have a material adverse effect on its financial condition, results of operations, or cash flows.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2024. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Bridge Financing, in addition to the Notes, HCWC issued Bridge Warrants which entitle the holders thereof to purchase 188,889 shares of HCWC’s Class A common stock (the “Bridge Warrant Shares”) at a nominal exercise price of $0.01 per share, at any time on or after HCWC’s registration statement on Form S-1 for the initial registration of the Class A common stock (the “IPO”) is declared effective by the United State Securities and Exchange Commission. HCWC has agreed to register all of the Bridge Warrant Shares in connection with the IPO. The issuance of the Notes and the Bridge Warrants are exempt from registration pursuant to the provisions Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, as promulgated by the Commission, on the basis that the Issuer and HCWC had a pre-existing relationship with the investor and there was no public offering. The Bridge Warrants were exercised upon IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

See the exhibits listed in the accompanying “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished *
32.2	Certification of Principal Financial Officer (906)				Furnished *
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY CHOICE WELLNESS CORP.

Date: November 13, 2024	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: November 13, 2024	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

