Form 10-K
period 2024-12-31
HEALTHY CHOICE WELLNESS CORP.
filed 2025-03-28
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

HEALTHY CHOICE WELLNESS CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-42274	88-4128927
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Address of Principal Executive Office: 3800 North 28th Way, Unit#1, Hollywood, Florida 33020

Registrant’s telephone number, including area code: (305) 330-3839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HCWC	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter was approximately $24.4 million based on the September 30, 2024 closing price of $2.49 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,565,749 shares outstanding as of March 27, 2025.

PART I

Item 1. Business.

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiaries, the Company operates:

●	Healthy Choice Markets, Inc. (DBA Ada’s Natural Market), a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets II, LLC (DBA Paradise Health & Nutrition), operating three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets III, LLC (DBA Mother Earth’s Storehouse), an organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Healthy Choice Markets IV, LLC (DBA Greens Natural Foods), managing eight stores in New York and New Jersey, offering a selection of 100% organic produce, all-natural and non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Healthy Choice Markets V, LLC (DBA Ellwood Thompson’s), an organic and natural health food and vitamin store located in Richmond, Virginia.

●	Healthy Choice Markets VI, LLC (DBA GreenAcres Market), an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market offers organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

SPIN-OFF

Healthier Choices Management Corp. (“HCMC” or the “Parent”) announced on August 22, 2022 that its Board of Directors approved the separation of the grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off” or “Separation”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC.

On September 13, 2024 (the “Spin-Off Date”), after the NYSE American (“NYSEAM”) market closing, the Spin-Off of the HCWC business was completed. On September 14, 2024, HCWC became an independent, publicly traded company, and on September 16, 2024, the stock commenced trading on the NYSEAM under the stock ticker “HCWC.”

HCMC distributed all the outstanding shares of HCMC common stock held by it on a pro rata basis to holders of HCMC’s common stock. For each 208,632 shares of HCMC common stock held as of 5:00 p.m., New York City time, on September 9, 2024, the record date for the Spin-Off (the “Record Date”), a HCMC stockholder was entitled to receive one (1) share of Class A common stock and three (3) shares of Class B common stock. The Distribution was made in book-entry form by a distribution agent as soon as practicable after the date of the Distribution.

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

NATURAL AND ORGANIC GROCERIES AND DIETARY SUPPLEMENTS BUSINESS

Local. Organic. Fresh. Three words that define Healthy Choice Markets! With Ada’s Natural Market, a full-service grocery store and Greenleaf Grill, Ada’s flagship fast casual in-store restaurant, serving Fort Myers, FL, along with the eight Greens Natural Foods Stores in New Jersey and New York, three Paradise Health & Nutrition locations in the greater Melbourne, FL area, one Mother Earth’s Storehouse location in Hudson Valley, NY, one Ellwood Thompson store located in Richmond Virginia, five GreenAcres Market stores located in Oklahoma and Kansas, all serving their respective local communities, our stores provide all-natural and organic products in a friendly and helpful atmosphere, with aisles of traditional grocery complete with frozen, healthy home, vitamins & supplements, health & beauty, fresh produce, hormone and antibiotic free meats and bulk foods. Ada’s Natural Market, Greens Natural Foods, Paradise Health & Nutrition, Mother Earth’s Storehouse, Ellwood Thompson’s and GreenAcres Market all offer chef-prepared ready-to-go foods and fresh-baked-daily baked goods.

Collectively, we focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education and community outreach. We strive to generate long-term relationships with our customers based on quality and service by:

●	selling only all-natural and organic groceries;

●	offering affordable prices and a shopper-friendly retail environment; and

●	providing dine-in options at our Greenleaf Grill, Organic Juice Bar, and our free-trade coffee bar.

Our History and Founding Principles

We are committed to maintaining the following founding principles, which have helped foster our growth:

●	Quality. Every product on our shelves must go through a rigorous screening and approval process. Our mission includes providing the highest quality groceries and supplements, Natural Grocers branded products, European and United States Department of Agriculture (USDA) certified organic and fresh produce at the best prices in the industry.

●	Community. The Ada’s, Paradise, Mother Earth’s Storehouse, Green’s Natural Foods, Ellwood Thompson’s and now GreenAcres Market brands have each been serving their respective communities for approximately 40+ years.

●	Employees. Our employees make our companies great. We work hard to ensure that our employees are able to live a healthy, balanced lifestyle. We support them with free nutrition education programs, competitive pay and excellent benefits.

Our Market

We operate within the natural products retail industry, which is a subset of the United States grocery industry and the dietary supplement business. This industry includes conventional supermarkets, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. Industry-wide sales of natural and organic foods and dietary supplements have experienced meaningful growth over the past several years, and we believe that growth will continue for the foreseeable future.

We believe the growth in sales of natural and organic foods and dietary supplements continues to be driven by numerous factors, including:

●	greater consumer focus on high-quality nutritional products;

●	an increased awareness of the importance of good nutrition to long-term wellness;

●	aging communities that are seeking healthy lifestyle alternatives;

●	heightened consumer awareness about the importance of food quality and a desire to avoid pesticide residues, growth hormones, artificial ingredients and genetically engineered ingredients in foods;

●	growing consumer concerns over the use of harmful chemical additives in body care and household cleaning supplies;

●	well-established natural and organic brands, which generate additional industry awareness and credibility with consumers; and

●	the growth in the number of consumers with special dietary requirements as a result of allergies, chemical sensitivities, auto-immune disorders and other conditions.

Our Competitive Strengths

We are well-positioned to capitalize on favorable natural and organic grocery and dietary supplement industry dynamics as a result of the following competitive strengths:

Strict focus on high-quality natural and organic grocery products. We offer high-quality products and brands, including an extensive selection of widely-recognized natural and organic food, dietary supplements, body care products, pet care products and books. We offer our customers approximately 10,000 Stock Keeping Units (SKUs) of natural and organic products. We believe our broad product offering enables our customers to shop our stores for substantially all of their grocery and dietary supplement purchases. In our grocery departments, we primarily sell USDA certified organic produce and do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. In addition, we only sell pasture-raised, humanely-raised dairy products. Consistent with this strategy, our product selection does not include items that do not meet our strict quality guidelines. Our store managers enhance our robust product offering by customizing their stores’ selections to address the preferences of local customers.

Engaging customer service experience based on education and empowerment. We strive to offer consistently exceptional customer service in a shopper-friendly environment, which we believe creates a differentiated shopping experience, enhances customer loyalty and generates repeat visits from our clientele. A key aspect of our customer service model is to provide free nutrition education to our customers. We believe this focus provides an engaging retail experience while also empowering our customers to make informed decisions about their health. We offer our science-based nutrition education through our trained employees, our newsletter and sales flyer, community out-reach programs, one-on-one nutrition health coaching, nutrition classes and cooking demonstrations.

Our Growth Strategies

We expect to pursue several strategies to help return the overall business to profitable growth, including:

Expand our store base. We intend to expand our store base through the acquisition of new stores.

Increase sales from existing customers. In order to increase our average ticket and the number of customer transactions, we plan to continue offering an engaging customer experience by providing science-based nutrition education and a differentiated merchandising strategy that delivers affordable, high-quality natural and organic grocery products and dietary supplements. We also plan to continue to utilize targeted marketing efforts to reach our existing customers, which we anticipate will drive customer transactions and convert occasional, single-category customers into core, multi-category customers.

Create new revenue streams. The Company has initiated the implementation of new in-house baking commissaries at the following banners: Mother Earth’s Storehouse (serving Mother Earth’s Storehouse and all 8 Green’s Natural Foods Stores), Ada’s Natural Market (serving Ada’s Natural Market and all 3 Paradise Stores), and GreenAcres Market Bradley Fair (serving all 5 GreenAcres Market stores). These commissaries will generate new revenue while driving additional traffic to retail locations. Additionally, the Company intends to launch a wholesale business to supply bread and pies to local restaurants and businesses, further establishing its commitment to serving local communities.

Grow our customer base. We plan to implement several measures aimed at building our brand awareness and growing our customer base, including: (i) continuously improving the design of all our websites to enhance functionality, create a more engaging user experience and increase its reach and effectiveness; (ii) introducing customer appreciation programs at all our stores; and (iii) developing new collateral marketing materials. We believe offering nutrition education has historically been one of our most effective marketing strategies for reaching new customers and increasing the demand for natural and organic groceries and dietary supplements in our markets.

Improve operating margins. We expect to continue to improve our operating margins as we benefit from investments we have made or are making in fixed overhead and information technology. As we add additional stores, we expect to achieve greater economies of scale through sourcing and distribution. To achieve additional operating margin expansion, we intend to further optimize performance, maintain appropriate store labor levels and effectively manage product selection and pricing.

Our Products

Product Selection Guidelines. We have a set of strict quality guidelines covering all products we sell. For example:

●	we do not approve for sale food known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils or phthalates or parabens, regardless of the proportion of its natural or organic ingredients;

●	we sell USDA certified organic produce; and

●	we sell meats naturally raised without hormones, antibiotics or treatments and that were not fed animal by-products.

Our product review team analyzes all new products and approves them for sale based on ingredients, price and uniqueness within the current product set. We actively research new products in the marketplace through our product vendors, private label manufacturers, scientific findings, customer requests and general trends in popular media. Our stores are able to fully merchandise all departments by providing an extensive assortment of natural and organic products. We do not believe we need to sell conventional products to fill our selection, increase our margins or attract more customers.

What We Sell. We operate both a full-service natural and organic grocery stores and dietary supplement stores within our retail locations. The following is a breakdown of our product mix:

●	Grocery. We offer a broad selection of natural and organic grocery products with an emphasis on minimally processed and single ingredient products that are not known to contain artificial colors, flavors, preservatives or sweeteners or partially hydrogenated or hydrogenated oils. Additionally, we carry a wide variety of products associated with special diets such as gluten free, vegetarian and non-dairy.

●	Produce. We sell USDA-certified organic produce and source from local, organic producers whenever feasible. Our selection varies based on seasonal availability, and we offer a variety of organic produce offerings that are not typically found at conventional food retailers.

●	Bulk Food and Private Label Products. We sell a wide selection of private label repackaged bulk and other products, including nuts, water, pasta, canned seafood, dried fruits, grains, granolas, honey, eggs, herbs, spices and teas.

●	Dry, Frozen and Canned Groceries. We offer a wide variety of natural and organic dry, frozen and canned groceries, including cereals, soups, baby foods, frozen entrees and snack items. We offer a broad selection of natural chocolate bars, and energy, protein and food bars.

●	Meats and Seafood. We offer naturally-raised or organic meat products. The meat products we offer come from animals that have never been treated with antibiotics or hormones or fed animal by-products. Additionally, we only buy from companies we believe employ humane animal-raising practices. Our seafood items are generally frozen at the time of processing and sold from our freezer section, thereby ensuring freshness and reducing food spoilage and safety issues.

●	Dairy Products and Dairy Substitutes. We offer a broad selection of natural and organic dairy products such as milk, eggs, cheeses, yogurts and beverages, as well as non-dairy substitutes made from almonds, coconuts, rice and soy.

●	Prepared Foods. Our stores have a convenient selection of refrigerated prepared fresh food items, including salads, sandwiches, salsa, hummus and wraps. The size of this offering varies by location.

●	Bread and Baked Goods. We receive regular deliveries of a wide selection of bakery products for our bakery section, which includes an extensive selection of gluten-free items.

●	Beverages. We offer a wide variety of non-alcoholic and alcoholic beverages containing natural and organic ingredients.

●	Dietary Supplements. We offer a wide selection of vitamins, supplements and natural remedies. Our staff is well educated and trained on multiple aspects of natural medicine.

●	Health, Beauty, and Personal Care. We offer a full range of cosmetics, skin care, hair care, fragrance and personal care products containing natural and organic ingredients. Our body care offerings range from bargain-priced basics to high-end formulations.

●	Household and General Merchandise. Our offerings include sustainable, hypo-allergenic and fragrance-free household products, including cleaning supplies, paper products, dish and laundry soap and other common household products, including diapers.

Quality Assurance. We endeavor to ensure the quality of the products we sell. We work with reputable suppliers we believe are compliant with established regulatory and industry guidelines. Our purchasing department requires a complete supplier and product profile as part of the approval process. Our dietary supplement suppliers must follow Food and Drug Administration (FDA) current good manufacturing practices supported by quality assurance testing for both the base ingredients and the finished product. We expect our suppliers to comply with the industry’s best practices for food safety.

Many of our suppliers are inspected and certified under the USDA National Organic Program, voluntary industry associations, and other third-party auditing programs with regards to additional ingredients, manufacturing and handling standards. We operate all our stores in compliance with the National Organic Program standards, which restricts the use of certain substances for cleaning and pest control and requires rigorous recordkeeping, among other requirements.

Our Pricing Strategy

We believe our pricing strategy allows our customers to shop our stores on a regular basis for their groceries and dietary supplements.

The key elements of our pricing strategy include:

●	heavily advertised discounts supported by manufacturer participation;

●	in-store specials generally lasting for 30 days and not advertised outside the store;

●	managers’ specials, such as clearance, overstock, short-dated or promotional incentives; and

●	specials on seasonally harvested produce.

As we expand our store base, we believe there are opportunities for increased leverage in fixed costs, such as administrative expenses, as well as increased economies of scale in sourcing products. We strive to keep our product, operating and general and administrative costs low, which allows us to continue to offer attractive pricing for our customers.

Store Management and Staffing. Our store staffing includes a manager and assistant manager, with department managers in each of the dietary supplement, grocery, dairy and frozen, produce, body care and receiving departments, as well as several non-management employees. Our regional manager is responsible for monthly store profit and loss, including labor, merchandising and inventory costs.

To ensure a high level of service, all employees receive training and guidance on customer service skills, product attributes and nutrition education. Employees are carefully trained and evaluated based on a requirement that they present nutrition information in an appropriate and legally compliant educational context while interacting with customers. Additionally, store employees are cross-trained in various functions, including cashier duties, stocking and receiving product.

Inventory. We use a robust merchandise management and perpetual inventory system that values goods at the lower of cost and net realizable value using the average cost method. We manage shelf stock based on weeks-on-hand relative to sales, resupply time and minimum economic order quantity.

Sourcing and Vendors. We source from approximately 1,000 suppliers and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. For the years ended December 31, 2024 and 2023, approximately 25% and 41% of our total purchases were from one vendor. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

We have longstanding relationships with our suppliers, and we require disclosure from them regarding quality, freshness, potency and safety data information. Our bulk food private label products are packaged by us in pre-packed sealed bags to help prevent contamination while in transit and in our stores. Unlike most of our competitors, most of our private label nuts, trail mix and flour are refrigerated in our warehouse and stores to maintain freshness.

New Reward Program. In August 2024, the Company transitioned its customer loyalty program from a points-based system to a VIP membership structure. Under the original loyalty program, customers earned redeemable loyalty points based on qualifying purchases, which have been discontinued. Existing unredeemed loyalty points remain valid for redemption until January 31, 2025. The new VIP program provides members with immediate discounts on qualifying purchases, replacing the accrual of future points. This modification did not require a restatement of prior-period revenue. However, the elimination of future loyalty point accruals reduces the Company’s ongoing contract liability obligations, as discounts under the VIP program are recognized as reductions to revenue at the time of sale.

New Marketing Program. HCWC has established a robust COOP marketing revenue program generated through a collaborative approach that emphasizes community engagement and shared values. The revenue in this context is driven by promoting national and locally sourced, organic, and sustainable products, which align with the priorities of the HCWC.

Our Employees

As of December 31, 2024, HCWC employed approximately 450 employees across its retail, warehouse, and corporate operations. Our employees are central to delivering our mission of providing exceptional service and products to our customers. Commitment to our employees is one of our founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. This further offers our employees the opportunity to become more familiar with our products, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

Our Customers

The growth in the natural and organic grocery and dietary supplement industries and growing consumer interest in health and nutrition have led to an increase in our core customer base. We believe the demands for affordable, nutritious food and dietary supplements are shared attributes of our core customers, regardless of their socio-economic status. Additionally, we believe our core customers prefer a retail store environment that offers carefully selected natural and organic products and dietary supplements. Our customers tend to be interested in health and nutrition, and expect our store employees to be highly knowledgeable about these topics and related products.

Competition

The grocery and dietary supplement retail business is a large, fragmented and highly competitive industry, with few barriers to entry. Our competition varies by market and includes conventional supermarkets such as Publix and Winn-Dixie, mass or discount retailers such as Sprout’s Farmers Market, Wal-Mart and Target, natural and gourmet markets such as Whole Foods and The Fresh Market, specialty food retailers such as Trader Joe’s, independent health food stores, dietary supplement retailers, drug stores, farmers’ markets, food co-ops, mail order and online retailers and multi-level marketers. These businesses compete with us for customers on the basis of price, selection, quality, customer service, shopping experience or any combination of these or other factors. They also compete with us for products and locations. In addition, some of our competitors are expanding to offer a greater range of natural and organic foods. We believe our commitment to carrying only carefully vetted, affordably priced and high-quality natural and organic products and dietary supplements, as well as our focus on providing nutritional education, differentiate us in the industry and provide a competitive advantage.

Online Sales

HCWC is your online source for the leading products in the all-natural vitamin and supplement, and health, beauty, and personal care categories of Healthier Living.

Backed by 30+ years of combined experience in the health and nutrition industry, we provide our customers with only the best products on the market — Try our exclusive offering of Ada’s Naturals brand products or any of the top products from the most recognized national natural health brands in the industry.

●	VITAMINS & SUPPLEMENTS:

○	Product categories include, but are not limited to: Vitamins, Minerals & Herbals, Immunity, Multivitamins, Sports Nutrition, Protein Powders, Collagen, Stress & Anxiety, Sleep & Relax, Brain Health, Pain & Inflammation, Probiotics, Energy & Stamina, Joint & Bone Support, Digestion, Fish Oils, Just for Men, Kids/Children/Teens, and more.

○	Product varieties include, but are not limited to: Apple Cider Vinegar, BCAA, Biotin, Calcium, Chlorophyll, CLA, Collagen Peptides, Creatine, Elderberry, Omega-3’s, Garlin, Glucosamine, Iron, Magnesium, Melatonin, Potassium, Prenatals, Probiotics, Protein Powders (Plant and Whey), Ashwaghanda Turmeric, Ginseng, Vitamin B,C,D,E,K+, Zinc, and more.

○	Product brands include, but are not limited to: Ada’s Naturals, Enzymedica, Garden of Life, Natural Vitality, New Chapter, Renew Life, Solgar, and more.

●	HEALTH, BEAUTY, AND PERSONAL CARE:

○	Product categories include, but are not limited to: Oral Care, Hair Care, Body Wash, Skin & Face, Deodorant, Suncare, Soaps, Shaving, Feminine Hygiene, Lip Balms, Ear Candles, Lotions, Hand Sanitizers, Essential Oils, and more.

○	Product varieties include, but are not limited to: Body Wash, Deodorant, Ear Candles, Shampoos, Conditioners, Toothpaste, Mouthwashes, Shaving, Bar Soaps, Liquid Soaps, Suncare, and more.

●	Product brands include, but are not limited to: Ada’s Naturals, Alba Botanica, Aura Cacia, Derma-E, Desert Essence, Dr. Bronners, Every Man Jack, Heritage Store, Himalaya Botanique, Life-Flo, Lily of the Desert, Natracare, Naturally Fresh, Oral Essentials, South of France, Tea Tree Therapy, Thai Deodorant Stone, Thayers, and more.

Seasonality

Our business is active throughout the calendar year and does not experience significant fluctuation caused by seasonal changes in consumer purchasing.

Insurance and Risk Management

We use a combination of insurance and self-insurance to cover workers’ compensation, general liability, product liability, director and officers’ liability, employment practices liability, associate healthcare benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements and providers on an ongoing basis.

Information Technology Systems

We have made significant investments in overhead and information technology infrastructure, including purchasing, receiving, inventory, point of sale, accounting automation, reporting and financial systems.

Segment Information

The Company has two operating segments: Grocery and Wellness. The Company’s operations are managed as one integrated business unit with similar economic characteristics and are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. In accordance with ASC 280 Segment Reporting, the Company has aggregated its Grocery and Wellness operating segments into a single reportable segment, as management reviews financial results and allocates resources at the consolidated level.

The Company’s Chief Operating Decision Maker (CODM) reviews financial results and allocates resources at the consolidated level, as the aggregated segments operate as one integrated business unit. There were no inter-segment revenues during the period.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern for the next twelve months from the issuance of this Form 10-K and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.

The Company currently and historically has reported net losses and cash outflows from operations. Cash and cash equivalents increased to approximately $2.1 million as of December 31, 2024, compared to $1.4 million as of December 31, 2023, driven by increased sales and improved sales margin. Working capital deficit decreased from negative $2.6 million as of December 31, 2023, to negative $2.2 million as of December 31, 2024, primarily due to improvements in cash reserves and inventory management. Net losses improved to $4.5 million for the year ending December 31, 2024 from $9.9 million for the year ended December 31, 2023. Net cash used in operating activities increased to $3.1 million in 2024 from $2.5 million cash used in operations in 2023, respectively.

The Company’s liquidity needs through December 31, 2024 have been satisfied through the initial public offering and financing agreement with private lenders.

Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company will enact the consultant’s recommendations in anticipation of realizing savings and achieving profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors and from equity offerings, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions.

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

On August 18, 2022, HCMC entered into a Securities Purchase Agreement (“HCMC Preferred Stock”) pursuant to which HCMC sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. This same group of investors committed to invest $13.25 million in HCWC after the Spin-Off and IPO transactions were completed. As such, HCWC entered into an agreement to sell shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with the gross proceeds from such offering expected to be $13.25 million. The institutional investors that acquired HCMC Series E Preferred Stock are contractually required to purchase the Series A Preferred Stock in the same dollar amounts as they invested in the HCMC Series E Preferred Stock (regardless of whether or not such HCMC Series E Preferred Stock has been converted into HCMC common stock).

The Company believes its cash on hand and the commitment of $13.25 million anticipated to be raised by May 31, 2025 through its security offering (as noted above) will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these consolidated financial statements are issued. Accordingly, no adjustment has been made to the consolidated financial statements to account for this uncertainty.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

We recognize that cybersecurity is of critical importance to our success. We are susceptible to a number of significant and persistent cybersecurity threats, including those common to most industries as well as those we face as a retailer, operating in an industry characterized by a high volume of customer transactions and collection of sensitive data. These threats, which are constantly evolving, include data breaches, ransomware, and phishing attacks. We, and our vendors and suppliers, regularly face attempts by malicious actors to breach our security and compromise our information technology systems. A cybersecurity incident impacting us or any vendor or supplier could significantly disrupt our operations and result in damage to our reputation, costly litigation and/or government enforcement action. Accordingly, we are committed to maintaining robust cybersecurity and data protection and continuously evaluating the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition.

Our Chief Operating Officer is primarily responsible for managing material risks from cybersecurity threats, and is supported by third party cybersecurity specialists. Management participates in periodic training and education on cybersecurity related topics. We engage specialized cybersecurity consultants and leverage third-party expertise to bolster our cybersecurity defenses. Our enterprise risk management program is designed to identify, prioritize and assess a broad range of risks, including risks from cybersecurity threats, that may affect our ability to execute our corporate strategy and fulfill our business objectives.

The following is a list of measures that were implemented as part of our increased focus on cybersecurity:

●	Complete endpoint protection - All endpoints have been covered by an enhanced endpoint protection agent.
●	Cloud infrastructure - Critical infrastructure started moving to the cloud and protected by enhanced anti-virus and recurring backup policies.
●	Email services have been put through a rigorous intelligent phishing and spam filter to prevent attacks.

In addition, our third-party vendors and service providers play a role in our cybersecurity. These third parties are integral to our operations but pose cybersecurity challenges due to their access to our data and our reliance for various aspects of our operations, including our supply chain. We conduct due diligence before onboarding new vendors and maintain ongoing evaluations to ensure compliance with our security standards.

As of the date of this report, no cybersecurity incidents have had, either individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. However, despite the comprehensive measures outlined above, management has identified a material weakness in our cybersecurity setup, specifically regarding access controls and data encryption, This weakness increases the risk of a significant cybersecurity incident. We are actively developing and implementing a remediation plan to address this material weakness. We are committed to resolving this issue promptly and enhancing our overall cybersecurity posture. Notwithstanding our remediation efforts, we acknowledge that we may not be successful in preventing or mitigating all potential cybersecurity incidents that could have a material adverse effect on us.

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Virginia, New York, New Jersey, Kansas and Oklahoma. These leased facilities include our headquarters location, warehouse and retail stores.

As of December 31, 2024, we had 19 retail stores in Florida, New York, New Jersey, Virginia, Kansas and Oklahoma, which aggregate approximately 181,000 square feet, 19 stores are leased by our grocery stores. The Company considers these retail store locations strategically important to its operations, serving key markets in the Southeastern, Northeastern, and Midwestern United States. The Company believes the properties used by our grocery stores are in good operating condition and are suitable for the conduct of its business.

Our headquarters and warehouse are located in Hollywood, Florida which aggregates approximately 10,000 square feet.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the NYSE American under the symbol “HCWC”.

As of March 27, 2025, there were approximately 171 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 27, 2025, the last reported sale price of our common stock on the NYSE American was $0.52 per share.

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on the existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this report. “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, plans and objectives of management for future operations, are forward-looking statements.

Forward-looking statements contained in this report include:

●	Our liquidity;

●	Opportunities for our business; and

●	Growth of our business.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors below.

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, nine located in New York and New Jersey, one store in Virgina, as well as five stores in Kansas and Oklahoma.

Increased Competition: Food retail is a large and competitive industry. Our competition varies and includes national, regional, and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. In addition, we compete with restaurants and other dining options in the food-at-home and food-away-from-home markets. The opening and closing of competitive stores, as well as restaurants and other dining options, in regions where we operate will affect our results. In addition, changing consumer preferences with respect to food choices and to dining out or at home can impact us. We also expect increased product supply and the downward pressure on prices to continue and impact our operating results in the future.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 which is used in the following discussions of our results of operations:

	For the Years Ended December 31,		2024 to 2023
	2024	2023	Change $
SALES	$69,370,803	$55,689,793	$13,681,010
COST OF SALES	42,305,494	35,341,569	6,963,925
GROSS PROFIT	27,065,309	20,348,224	6,717,085

OPERATING EXPENSES, NET
Selling, general and administrative	29,047,933	24,768,293	4,279,640
Impairment of goodwill	-	6,104,000	(6,104,000)
Gain on sale of asset	(205,146)	-	(205,146)
TOTAL OPERATING EXPENSES, NET	28,842,787	30,872,293	(2,029,506)

LOSS FROM OPERATIONS	(1,777,478)	(10,524,069)	8,746,591

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,888,889)	-	(1,888,889)
Change in contingent consideration	-	774,900	(774,900)
Other income, net	8,552	16,230	(7,678)
Interest (expense) income, net	(848,651)	(199,681)	(648,970)
TOTAL INCOME (EXPENSE), NET	(2,728,988)	591,449	(3,320,437)

NET LOSS	$(4,506,466)	$(9,932,620)	$5,426,154

Sales increased $13.7 million to $69.4 million for the year ended December 31, 2024 as compared to $55.7 million for the same period in 2023. The $8.7 million increase in sales was primarily a result of a full year operations for the year ended December 31, 2024 of Ellwood Thompson’s acquired in October 2023, $6.8 million increase in sales was a result of GreenAcres Market acquisition acquired in July 2024, offset by a decrease in same-store sales of $1.7 million.

Cost of goods sold for the years ended December 31, 2024 and 2023 were $42.3 million and $35.3 million, respectively, an increase of $5.4 million was primarily a result of full year operations in 2024 of Ellwood Thompson’s acquired in October 2023, an increase of $3.8 million was a result of GreenAcres Market acquisition acquired in July 2024, offset by a decrease in same-store cost of goods sold of $2.3 million.

Total operating expenses decreased $2.0 million from $30.9 million for the year ended December 31, 2023 to $28.8 million for the year ended December 31, 2024. The increase of $2.6 million was a result of full year operations for the year ended December 31, 2024 of Ellwood Thompson’s acquired in October 2023, the increase of $2.4 million was a result of GreenAcres Market acquisition acquired in July 2024, and the increase of $0.2 million was due to gain on sale on Saugerties building, The increases were offset by $6.1 million decrease in goodwill impairment charge, $0.4 million decrease in HCMC corporate overhead allocation, and $0.2 million in same-store expense reduction.

The Company had an impairment of $6.1 million for the year ended December 31, 2023. The Company experienced recurring losses coupled with the reduction in the same store revenue, a highly competitive industry and certain operational costs that have impacted our expectations such that future growth and profitability is lower than previous estimates. Furthermore, during the fourth quarter of 2023, the Company operated with negative working capital which, although not a determinant on its own, when combined with the other factors indicated that the Company’s goodwill of $6.1 million was determined to be impaired for the year ended December 31, 2023.

Total other (expenses) income, net of $2.7 million for the year ended December 31, 2024 consists of $1.9 million loss on debt extinguishment, and net interest expense of $0.8 million. Total other income (expense), net of $0.6 million for the year ended December 31, 2023 primarily consists of change in contingent consideration of $0.8 million and other miscellaneous income of $16,000, offset by interest expense of $0.2 million.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,064,842)	$(2,525,354)
Investing activities	(4,977,793)	(929,623)
Financing activities	8,676,527	2,856,986
Net increase (decrease) in cash	$633,892	$(597,991)

Our net cash used in operating activities of $3.1 million for the year ended December 31, 2024 resulted from our net loss of $4.5 million and a net cash usage of $7.6 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $9.1 million. Our net cash used in continuing operating activities of $2.5 million for the year ended December 31, 2023 resulted from our net loss of $9.9 million and a net cash usage of $4.5 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $11.9 million.

The net cash used in investing activities of $5.0 million for the year ended December 31, 2024 consists of $5.5 million payment for GreenAcres Market acquisition, $0.2 million purchases of property and equipment, offset by $0.7 million proceeds from sale of Saugerties building. The net cash used in investing activities of $0.9 million for the year ended December 31, 2023 resulted from $0.7 million payment for Ellwood Thompson’s acquisition and $0.2 million payment for purchase of property and equipment.

The net cash provided by financing activities of $8.7 million for the year ended December 31, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, $7.5 million cash proceeds from Loan and Security Agreement signed on July 18, 2024, $2.6 million cash proceed from initial public offering, $1.7 million net parent investment from HCMC, $2,000 cash proceed from warrant exercise, offset by principal payment on loan payable of $2.5 million and $2.3 million payment to related party.

At December 31, 2024 and December 31, 2023, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. The majority of our cash are concentrated in one large financial institution and are generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The following table presents the Company’s cash position as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023

Cash	$2,056,472	$1,422,580
Total assets	$34,112,517	$28,432,560
Percentage of total assets	6.0%	5.0%

As of December 31, 2024, the Company had cash of $2.1 million and negative working capital of $2.2 million. The Company expects to continue incurring losses for the foreseeable future. The Company’s liquidity needs through December 31, 2024 have been satisfied through initial public offering and financing agreement with private lenders. Also, the Company is formulating plans to raise capital from outside investors and from equity offerings, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. The Company believes its cash on hand and the plan to raise capital through its security offering will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these consolidated financial statements are issued.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for retail locations, equipment, and vehicles.

Seasonality

We do not consider our business to be seasonal.

Climate-Related Considerations

We have evaluated the potential impact of climate change on our business, including regulatory, physical, and market-related risks. Based on our assessment, we do not believe that climate change currently poses a material risk to our operations or financial performance. Our retail sales operations are not significantly affected by climate-related factors, such as extreme weather or emissions regulations. Nevertheless, we will continue to monitor any developments that could indirectly impact on our business, such as changes in consumer behavior or supply chain disruptions related to climate change.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. These estimates and assumptions include useful lives and impairment of long-lived assets, goodwill, deferred taxes and related valuation allowances, and the valuation of the assets and liabilities acquired in business combinations. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Impairment of Long-Lived Assets

We review long-lived assets for impairment including intangible assets with determinable useful lives whenever events or changes in circumstances indicate that the carrying value of the corresponding asset group may not be realizable. The Company estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets groups subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the company hires a third-party valuation firm to perform valuation and assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The company determines fair value through multiple valuation techniques and weighs the results accordingly. The company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The company has elected to perform its annual goodwill impairment review on September 30 of each year or more often if deemed necessary.

Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

Deferred Taxes and Valuation Allowance

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Non-GAAP Financial Measures

The following discussion and analysis contain a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternative to, net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Management believes stockholders benefit from referring to the Adjusted EBITDA (a non-GAAP metric) in planning, forecasting, and analyzing future periods. Management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period-to-period comparison.

EBITDA, or earnings before interest, taxes, depreciation, and amortization, is an alternative measure of profitability to net income. Management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of significant non-cash and non-recurring charges that affect comparability between reporting periods. We define Adjusted EBITDA as net loss adjusted for non-cash charges for depreciation and amortization, impairment of goodwill, stock compensation, change in contingent consideration, also adjusted for non-recurring other expenses (income), net, loss on investment, and interest income. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

We have included a reconciliation of our non-GAAP financial measure to net loss as calculated in accordance with GAAP. We believe that providing the non-GAAP financial measure, together with reconciliation to GAAP, helps investors make comparisons between the Company and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to specific definitions being used and to the reconciliation between such measures and the corresponding GAAP measures provided by each company under applicable rules of the Securities and Exchange Commission.

	2024	2023
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(4,506,466)	$(9,932,620)
Interest expense	848,651	199,681
Depreciation and amortization	1,576,457	1,431,815
EBITDA	(2,081,358)	(8,301,124)
Impairment of goodwill	-	6,104,000
Change in contingent consideration	-	(774,900)
Loss on debt extinguishment	1,888,889	-
Other expenses (income), net	(8,552)	(16,230)
Adjusted EBITDA	$(201,021)	$(2,988,254)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls during the year ended December 31, 2024 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective.

Inherent Limitations of Internal Controls over Financial Reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.
●	Failure to perform periodic cycle inventory counts and as such, does not monitor the inventory activity, between its semi-annual counts. In addition, the Company did not implement controls related to the review of inventory rollback and roll-forward procedures related to the year-end inventory counts. The Company did not implement segregation of duties surrounding the inventory purchase order process.
●	Segregation of duties due to lack of personnel.
●	Inadequacy in documenting accounts payable procedures and controls surrounding vendor master file changes.
●	Segregation of duties due to lack of personnel.
●	Failure to follow accounts payable policies and procedures for vendor information updates.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.
(b)	Management does not evidence independent preparer and reviewer of journal entries, to demonstrate adequate segregation of duties, and the precision of the review of journal entries.
(c)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;
(vi)	Review of Service-Level Agreements (SLAs) for all IT service relationships across the Company to ensure active SLAs are in place and enforced.

Our management concluded that considering internal control deficiencies, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2024, we have undertaken an action plan to strengthen internal controls and procedures:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2024:

Name	Age	Position
Executive Officers:
Jeffrey Holman	57	Chief Executive Officer, Chairman and Director
John A. Ollet	62	Chief Financial Officer and Director
Christopher Santi	54	President and Chief Operating Officer

Non-Employee Directors:
Gary Bodzin	68	Director
Behnam Myers	50	Director
Michael Lerman	60	Director

Executive Officers

Jeffrey Holman is our Chairman of the Board and Chief Executive Officer. He is a Founding member of our original operating subsidiary since its inception December 2008. Mr. Holman helped to acquire and grow all the assets currently owned by HCWC. He has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida Based law firm, since 1998. Mr. Holman graduated from the State University of New York at Binghamton in 1989 with a Bachelor’s Degree, Benjamin N. Cardozo School of Law in 1995 with a degree in Juris Doctor.

Christopher Santi is our President and Chief Operating Officer, served as Director of Operations of the Company beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011. Mr. Santi holds a Bachelor of Arts from Lehigh University in Psychology, as well as a Master of Arts from the Miami Institute of Psychology

John A. Ollet is our Chief Financial Officer. Mr. Ollet previously served as Executive Vice President of Finance for Systemax, Inc. (NYSE: SYX) from 2006 to 2016. His prior experience as a Chief Financial Officer (CFO) includes roles as Vice President (VP) and CFO of Arrow Cargo Holdings, Inc., an airline logistics company, and as VP of Finance and CFO of The Americas Cargo Division at KLM Royal Dutch Airlines. He also served as Vice President (VP) of Finance and Administration at Sterling-Starr Maritime Group, Inc., and was a member of the audit staff at Arthur Andersen & Co.

Mr. Ollet holds a bachelor’s degree in Finance and Economics and a Master of Business Administration (MBA) from Florida International University. He is a Certified Public Accountant (CPA).

Non-Employee Directors

Gary A. Bodzin. Gary Bodzin has served as a director of SpinCo since May 2023. Since 1987, Mr. Bodzin has been serving as President of Trans-State Title Insurance Agency, LLC, a company located in Aventura, FL, offering escrow, title and closing services for commercial and residential real estate transactions, where he oversees all title and closing operations. Mr. Bodzin has also worked as an attorney at law representing clients almost exclusively in real estate transactions since 1982. Mr. Bodzin received his Bachelor of Science in Business Administration from the University of Florida and his Juris Doctor from the University of Miami Law School. We believe Mr. Bodzin is qualified to serve as a director of SpinCo because of his real estate, finance and legal expertise and related ability to advise our growth and expansion strategy.

Michael Lerman. Michael Lerman has served as a director of SpinCo since May 2023. Since November 2005, Mr. Lerman has served as Vice President of Development and Marketing for Markbuilt Homes, a boutique private residential development and construction company in Union, NJ. From March 1998 to August 2005, he worked as Director of Retail Property Administration then as Director of Land/Property Acquisition and Development at Garden Commercial Properties, a property management company in Short Hills, NJ. During his tenure at Garden Commercial Properties, Mr. Lerman oversaw all phases of retail commercial development and management, negotiated commercial leases, and was responsible for marketing. Earlier in his career, Mr. Lerman was associate counsel at Rinaldo and Rinaldo, a law firm. Mr. Lerman received his Bachelor of Arts from Rutgers College and his Master of Business Administration from Rutgers College, Graduate School of Management. He also received his Juris Doctor from Benjamin N. Cardozo School of Law. We believe Mr. Lerman is qualified to serve as director of SpinCo because of his extensive experience in business development and management as well as his retail and acquisition experience and related ability to provide valuable guidance.

Behnam J. Myers, DO, MPH. Behnam Myers, DO, MPH, has served as a director of SpinCo since May 2023. Dr. Myers is a board-certified orthopedic surgeon who has been practicing since 2006, and has been managing his own private practice, Spine Solutions, since 2012 in Hollywood, FL. In 2006, Dr. Myers completed his orthopedic surgery residency at Parkway Regional Medical Center as part of Nova Southeastern University’s Orthopedic Surgery Residency Program. He then completed a Spine Surgery Fellowship in 2007 at the Cleveland Clinic Spine Institute in Weston, FL. Dr. Myers received his Bachelor of Science from the University of California at Riverside, his Masters of Public Health from Loma Linda University and his medical degree from University of New England College of Medicine. We believe Dr. Myers is qualified to serve as a director of SpinCo because of his medical expertise and medical practice-related business experience.

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of the Company and its stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate. The Board delegates various responsibilities and authority to different Board Committees. Committees regularly report on their activities and actions to the Board.

The Board currently has and appoints the members of: The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees have a written charter which can be found on our corporate website at https://hcwc.com/committee-charters.

The following table identifies the independent and non-independent current Board and committee members:

Name	Independent	Audit	Compensation	Nominating And Corporate Governance
Jeffrey Holman
John Ollet
Gary Bodzin	X	X	X	X
Behnam Myers	X	X	X	X
Michael Lerman	X	X	X	X

Director Independence

Our Board has determined that Gary Bodzin (Director), Behnam Myers (Director), and Michael Lerman (Director) meet the criteria for independence as defined by the NYSE American listing standards. In accordance with these standards, the Board concluded that Jeffrey Holman and John Ollet, due to their roles as executive officers of the Company, are not independent under the NYSE American. Furthermore, the Board affirmed that Messrs. Bodzin, Myers, and Lerman satisfy the NYSE American’s heightened independence requirements for service on both the Audit Committee and Compensation Committee.

Committees of the Board

Audit Committee

The Audit Committee, which currently consists of Gary Bodzin (chair), Behnam Myers and Michael Lerman, reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee approves all audit and non-audit services and reviews the independence of our independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Gary Bodzin is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the Company’s equity compensation plans.

The members of the Compensation Committee are all independent directors within the meaning set forth in the NYSE American Company Guide.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establish procedures for the nomination process including procedures and the oversight of the evaluations of the Board and management. The Nominating and Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by stockholders since no stockholders have made any recommendations. If we receive any stockholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last fiscal year, as a member of our compensation committee or other Board committee performing equivalent functions of any entity that has one or more executive officers serving on our Board or on our compensation committee.

Clawback Policy

In accordance with SEC Rule 10D-1 and NYSE American listing standards, the Company has adopted a clawback policy to recover erroneously awarded incentive-based compensation in the event of a financial restatement resulting from material noncompliance with financial reporting requirements. This policy applies to current and former executive officers, and recovery is required regardless of fault. The Compensation Committee is responsible for administering the policy, which is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect the Company. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

Code of Ethics

The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available on the Company’s website at https://hcwc.com/code-of-conduct. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to us at Healthy Choice Wellness Corp., 3800 N 28th Way, Unit# 1, Hollywood, FL 33020, Attention: Corporate Secretary, or by facsimile at (954) 251-3057. Stockholders who wish to direct their correspondence to a specific Board member may indicate this in their submission, and the communication will be forwarded accordingly.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2024 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11. Executive Compensation

Following the spin-off from HCMC in September 2024, HCWC became an independent, publicly traded company. However, during the fiscal year 2024, the executive compensation structure remained intertwined with HCMC due to transitional arrangements and shared leadership responsibilities. For the entirety of 2024, the three executives who serve in leadership roles at both HCMC and HCWC continued to receive their full compensation directly from HCMC. For the year ended December 31, 2024, the total executive compensation paid by HCMC for these executives was approximately $1.4 million. In accordance with an internal allocation arrangement, approximately $0.7 million was allocated to HCWC to reflect the portion of the executives’ time and services dedicated to HCWC’s business. These allocations were made in accordance with the terms of the Transition Services Agreement (“TSA”), which was established to facilitate an orderly transition following the spin-off.

The Compensation Committee of HCWC’s Board of Directors is in the process of developing and approving an independent compensation structure that aligns with HCWC’s business objectives and shareholder interests. HCWC’s Board of Directors has formed a Compensation Committee responsible for overseeing future executive compensation policies. The Committee will evaluate and establish appropriate compensation structures to attract and retain key executive talent while ensuring alignment with HCWC’s strategic goals.

Because HCWC did not directly pay executive compensation in 2024, the executive compensation tables required under Item 11 of Form 10-K are not presented in this filing. Instead, executive compensation details, including salary, bonus, equity awards, and other benefits, are fully reported in HCMC’s 2024 Form 10-K.

Named Executive Officer Employment Agreements

We currently do not have any employment or other agreements in effect with our named executive officers.

Outstanding Awards at Fiscal Year End

No named executive officer had any option, restricted stock or other incentive equity awards of the Company outstanding at the 2024 fiscal year end.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

●	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks; and

●	Cash bonus awards are not tied to formulas that could focus executives on specific short-term outcomes.

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 and $1,500 for each meeting attended. The Audit Committee chairman receives $15,000 annually and the Compensation Committee chairman receives $10,000 annually. Because we do not pay any compensation to employee directors, Mr. Holman is omitted from the following table. Non-employee members of our Board of Directors were compensated as follows:

Fiscal 2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)
Gary Bodzin	$12,375
Behnam Myers	$8,000
Michael Lerman	$10,917

Equity Compensation Plan Information

Our Stock Incentive Plan

The Healthy Choice Wellness Corp 2024 Equity Incentive Plan (the “Stock Incentive Plan”) became effective on September 16, 2024 as part of the SEC approval of HCWC. A form of the Stock Incentive Plan is filed as an exhibit to the registration statement, of which this prospectus forms a part. The following description of the Stock Incentive Plan is qualified in its entirety by reference to the Stock Incentive Plan.

Overview

The Stock Incentive Plan provides the Company with the ability to grant equity-based and cash incentive awards to its employees, non-employee directors, consultants and independent contractors. Such incentive awards are granted to attract, retain and motivate the Company’s service providers and help align them with the Company’s financial success over the long term and the interests of the Company and our stockholders. The Stock Incentive Plan will terminate ten years from inception unless terminated sooner.

Stock Incentive Plan Share Reserve; Limits; Adjustments

The available share reserve under the Stock Incentive Plan is 1,400,000 shares, which were granted into the plan on February, 2025; plus an annual increase on the first day of each year beginning in 2024 and ending in 2032, equal to the lesser of (A) 12.5% percent of the Shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of Shares as determined by the Board or the Compensation and Compensation Committee of the Board. The Company may satisfy its obligations under any equity-based award granted under the Stock Incentive Plan by issuing new shares or Treasury shares.

Shares subject to an equity award are counted only to the extent they are actually issued. Thus, awards that terminate by expiration, forfeiture, cancellation, or otherwise are settled in cash in lieu of shares, or exchanged for awards not involving shares, shall again be available for grant under the Stock Incentive Plan.

Any shares withheld to satisfy tax withholding obligations on awards issued under the Stock Incentive Plan, tendered to pay the exercise price of an award under the Stock Incentive Plan and shares repurchased on the open market with the proceeds of an option exercise will not be eligible to be again available for grant under the Stock Incentive Plan. Any substitute awards shall not be counted against the shares available for granting awards under the Stock Incentive Plan.

The number of shares that may be issued or subject to outstanding awards, the option price or grant price applicable to outstanding awards and other value determinations are subject to adjustment by the committee to reflect stock dividends, stock splits, reverse stock splits, spin-offs, and other corporate events or transactions, including without limitation distributions of stock or property other than normal cash dividends.

Non-employee directors can be granted any of the awards available under the Stock Incentive Plan except incentive stock options (“ISOs”), which are only available for employees. The Board shall from time to time determine the nature and number of awards to be granted to non-employee directors. The aggregate value of all compensation granted or paid, as applicable, to a non-employee director with respect to any calendar year, including awards granted and cash fees paid by the Company to such non-employee director, will not exceed $500,000, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.

Administration

The Stock Incentive Plan will be administered by the committee appointed by the Board from among its members, provided that the full Board may act at any time as the committee. In the case of awards intended to qualify for the exemption from Section 16(b) of the Securities Exchange Act of 1934 that is available under Rule 16b-3, a subcommittee of the Board composed of at least two directors who are “outside directors” is responsible for administering the Stock Incentive Plan and has the final discretion, responsibility and authority to interpret the terms and intent of the Stock Incentive Plan and any related documentation, to determine eligibility for awards and the terms and conditions of awards, and to adopt rules, regulations, forms, instruments, and guidelines. The committee may delegate administrative duties and powers to one or more of its members or to one or more officers, agents, or advisers. The committee may also delegate to one or more officers the power to designate other employees (other than officers subject to Section 157(c) of the Delaware General Corporate Law) to be recipients of awards.

Eligibility

Employees, non-employee directors, consultants and independent contractors of the Company who are selected by the compensation committee are eligible to participate in the Stock Incentive Plan.

Types of Awards

The Stock Incentive Plan provides that the compensation committee may grant awards of various types. A description of each of the types of awards follows.

Stock Options

The committee may grant both ISOs and nonqualified stock options (“NQSOs”) under the Stock Incentive Plan. Eligibility for ISOs is limited to employees of the Company and its subsidiaries. The exercise price for options cannot be less than the fair market value of the Company’s Class A common stock as of the date of grant. The latest expiration date cannot be later than the tenth anniversary of the date of grant. Fair market value under the Stock Incentive Plan may be determined by reference to market prices on a particular trading day or on an average of trading days. The exercise price may be paid by means approved by the committee, which may include cash or check, the tendering of previously acquired Class A common stock, a reduction in shares issuable upon exercise which have a value at the time of exercise that is equal to the option price (a “net exercise”), to the extent permitted by applicable law, the proceeds of sale from a broker-assisted cashless exercise or any other legal consideration that the committee may deem appropriate on such basis as the committee may determine in accordance with the Stock Inventive Plan.

Stock Appreciation Rights

The committee may grant stock appreciation rights (“SARs”) under the Stock Incentive Plan either alone or in tandem with stock options. The grant price of an SAR cannot be less than the fair market value of the Company’s Class A common stock as of the date of grant.

Restricted Stock

The committee may award restricted Class A common stock and restricted stock units. Restricted stock awards consist of shares of stock that are transferred to the participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. A holder of restricted stock is treated as a current stockholder and is entitled to dividend and voting rights. The committee will determine the restrictions and conditions applicable to each award of restricted stock.

Performance-Based Restricted Shares and Performance-Based Restricted Share Units

Performance-based restricted shares and performance-based restricted share units may be granted under the Stock Incentive Plan. The performance cycle for each award will be determined by the committee and specify the performance goals that are to be achieved by the participant and a formula for determining the amount of any payment to be made.

In the case of performance-based restricted shares, during the period for which a substantial risk of forfeiture is to continue, the participant will not have any right to transfer any rights under the award, but the participant will have voting and other ownership rights (except for any rights to a liquidating distribution). Prior to payment of the award of performance-based restricted share units, the participant will not have any right to transfer any rights under the award or have any rights of ownership, including the right to vote.

For both performance-based restricted shares and performance-based restricted share units, the committee may on or after the grant date authorize the payment of dividend equivalents on the performance-based restricted shares or performance-based restricted share units in cash or securities with respect to any dividends or other distributions paid by the Company. Any dividend equivalents paid, or adjustments made with respect to the dividends paid in Common Stock will be subject to the same restrictions as the underlying award.

Following the completion of a performance cycle, the committee will determine whether the performance goals that have been chosen for a particular performance period have been met and calculate and determine the amount of the award earned for such performance cycle. Awards may be adjusted upwards or downwards in the sole discretion of the committee.

Cash-Based Awards

The committee may grant cash-based awards under the Stock Incentive Plan that specify the amount of cash to which the award pertains, the conditions under which the award will be vested and payable, and such other conditions as the committee may determine that are consistent with the terms of the Stock Incentive Plan.

Other Stock-Based Awards

The committee may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted stock, restricted stock units, performance shares, or performance units. The terms and conditions of such other stock-based awards shall be determined by the committee. Payment under any other stock-based awards will be made in shares of Class A common stock or cash, as determined by the committee.

Termination of Employment

Except as otherwise provided in the award agreement or other written agreement between the participant and the Company, vesting of awards will cease upon termination of the participant’s continued service. Notwithstanding any other provision of the Stock Incentive Plan to the contrary, the committee may in its sole discretion determine the rights of participants with respect to awards upon termination of employment or service as a director.

Treatment of Awards Upon a Change in Control

In the event of a “change in control” of the Company, as defined in the Stock Incentive Plan, then unless otherwise provided in an award agreement, the committee may, in its sole discretion: (a) cancel awards for a cash payment equal to their fair value (as determined in the sole discretion of the committee), (b) provide for the issuance of replacement awards, (c) terminate options without providing accelerated vesting, (d) immediately vest the unvested portion of any award or (e) take any other action with respect to the awards the committee deems appropriate. The treatment of awards upon a change in control may vary among participants and types of awards in the committee’s sole discretion. Awards subject to performance goals shall be settled upon a “change in control” of the Company based upon the extent to which the performance goals underlying such awards have been achieved as determined in the sole discretion of the committee.

Amendment of Awards or Stock Incentive Plan

The committee may at any time alter, amend, modify, suspend, or terminate the Stock Incentive Plan or any outstanding award in whole or in part. No amendment of the Stock Incentive Plan will be made without stockholder approval if stockholder approval is required by law or stock exchange rule. No amendment may adversely affect the rights of any participant without his or her consent under an outstanding award, unless specifically provided for in the Stock Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 27, 2025, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthy Choice Wellness Corp., 3800 North 28th Way, Unit# 1, Hollywood, Florida 33020.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	1,079,412	10.2%
Common Stock	Christopher Santi (3)	579,488	5.5%
Common Stock	John Ollet (4)	378,177	3.6%
Common Stock	Gary Bodzin (5)	-	-%
Common Stock	Behnam Myers (6)	-	-%
Common Stock	Michael Lerman (7)	-	-%
All directors and officers as a group (6 persons) (8)		2,037,077	19.3%

5% Stockholders:
Common Stock	Jeffrey E. Holman	1,079,412	10.2%
Common Stock	Christopher Santi	579,488	5.5%
Total:		1,658,900	15.7%

(1) Beneficial Ownership. Applicable percentages are based on 10,565,749 shares of common stock outstanding as of March 27, 2025. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include: (i) restricted stock units that do not have the right to vote until they vest and the shares are delivered or (ii) unvested options that do not vest within 60 days of the date listed above in this footnote.

(2) Holman. Chairman and Chief Executive Officer. Includes 1,079,412 shares of Common Stock.

(3) Santi. President and Chief Operation Officer. Includes 579,488 shares of Common.

(4) Ollet. Chief Financial Officer. Includes 378,177 shares Common Stock.

(5) Bodzin. A director. Includes 0 shares of Common Stock.

(6) Myers. A director. Includes 0 shares of Common Stock.

(7) Lerman. A director. Includes 0 shares of Common Stock.

(8) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationship with HCMC and Transition Services Agreement

HCMC provided human resources, accounting, payroll processing, legal, and other managerial services to HCWC prior to the Spin-Off. On September 13, 2024, HCWC was spun off from HCMC, becoming an independent, publicly traded company. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off. Following the Spin-Off, HCWC recognized shared overhead costs of $0.4 million for services provided under the TSA and settled these billings with HCMC on a monthly basis.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Our audit committee will review and oversee all transactions with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons and such person would have a direct or indirect interest. In approving or rejecting any such transactions, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2024 and 2023.

	2024	2023
Audit (1)	$456,488	$372,345
Audit - Related	352,306	288,058
Tax	14,208	-
Other	54,075	-
Total	$877,077	$660,403

Audit fees — these fees relate to the audit of our consolidated annual financial statements and the review of our interim quarterly condensed consolidated financial statements and our registration statements.

Audit-related fees - the aggregate fees billed for assurance and related services by the principal accountant that are related to the performance of the audit or review of the registrant’s financial statements and are not reported under paragraph (1) above.

Tax fees - the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Other fees - the aggregate fees billed other than the services reported in audit, audit-related and tax fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of the report.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Healthy Choice Wellness Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthy Choice Wellness Corp. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net working capital deficit. Management’s evaluation of the events and conditions and management’s plans to mitigate those matters are also described in Note 2. Our opinion is not modified with respect to that matter.

/s/ UHY llp

UHY llp

We have served as the Company’s auditor since 2024.

Hudson, New York

March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthy Choice Wellness Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 3 and 5 and the reporting of basic and diluted weighted average shares and net loss per share discussed in Note 3 to the accompanying consolidated carve-out balance sheet of Healthy Choice Wellness Corp. (the “Company”) as of December 31, 2023, the related consolidated carve-out statements of operations, changes in net parent’s investment and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 3 and 5 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 5 and the reporting of basic and diluted weighted average shares and net loss per share discussed in Note 3 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 5 and the reporting of basic and diluted weighted average shares and net loss per share discussed in Note 3 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by UHY, LLP.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 3, the financial statements have been prepared on a “carve-out” basis from the financial statements of Healthier Choices Management Corp. to reflect the assets, liabilities, revenues and expenses of Healthy Choice Wellness Corp. as well as allocations deemed reasonable by management to present the results of operations, financial position and cash flows of Healthy Choice Wellness Corp. on a standalone basis and may not reflect Healthy Choice Wellness Corp. results of operations, financial position and cash flows had the Company operated as a standalone company during the period presented. Our opinion is not modified with respect to this matter.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2022 to 2024

Saddle Brook, NJ

May 24, 2024

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$2,056,472	$1,422,580
Accounts receivable, net	509,763	128,171
Inventories	6,445,560	4,162,218
Prepaid expenses and vendor deposits	475,088	174,970
Other current assets	29,806	56,842
Due from related party	190,268	-
TOTAL CURRENT ASSETS	9,706,957	5,944,781

Property, plant, and equipment, net	1,976,469	2,676,639
Intangible assets, net	5,441,478	4,178,519
Goodwill	2,212,000	-
Right of use assets	14,232,240	11,412,562
Due from related party	-	3,753,003
Other assets	543,373	467,056
TOTAL ASSETS	$34,112,517	$28,432,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,131,534	$4,920,411
Contract liabilities	80,456	207,513
Current portion of loan payable	2,131,336	702,701
Operating lease liability, current	3,596,987	2,748,824
TOTAL CURRENT LIABILITIES	11,940,313	8,579,449

Loan payable, net of current portion	9,207,772	2,403,807
Operating lease liability, net of current	10,584,431	8,461,182
TOTAL LIABILITIES	31,732,516	19,444,438

COMMITMENTS AND CONTINGENCIES (SEE NOTE 15)

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value per share, 560,000,000 shares authorized; 9,815,749 and 10 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	9,816	-
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 0 share issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	3,101,092	-
Net investment by former parent	-	8,988,122
Accumulated deficit	(730,907)	-
TOTAL STOCKHOLDERS’ EQUITY	2,380,001	8,988,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,112,517	28,432,560

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2024	2023
SALES, NET	$69,370,803	$55,689,793
COST OF SALES	42,305,494	35,341,569
GROSS PROFIT	27,065,309	20,348,224

OPERATING EXPENSES, NET
Selling, general and administrative	29,047,933	24,768,293
Gain on sale of asset	(205,146)	-
Impairment of goodwill	-	6,104,000
TOTAL OPERATING EXPENSES, NET	28,842,787	30,872,293

LOSS FROM OPERATIONS	(1,777,478)	(10,524,069)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,888,889)	-
Change in contingent consideration	-	774,900
Other income, net	8,552	16,230
Interest expense, net	(848,651)	(199,681)
TOTAL OTHER INCOME (EXPENSE)	(2,728,988)	591,449

LOSS BEFORE TAXES	(4,506,466)	(9,932,620)

INCOME TAX BENEFIT	-	-

NET LOSS	$(4,506,466)	$(9,932,620)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.48)	$(1.08)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	9,395,500	9,226,860

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-In	Net Investment From	Accumulated
	Shares	Amount	Capital	Parent	Deficit	Total
Balance – January 1, 2023	-	-	-	$15,505,661	-	$15,505,661
Net transfer from parent	-	-	-	3,415,081	-	3,415,081
Net loss	-	-	-	(9,932,620)	-	(9,932,620)
Balance – December 31, 2023	-	-	-	8,988,122	-	8,988,122
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-		(6,572,433)	-	(6,572,433)
Net loss	-	-	-	(3,775,559)	(730,907)	(4,506,466)
Balance – December 31, 2024	9,815,749	$9,816	$3,101,092	$-	$(730,907)	$2,380,001

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(4,506,466)	$(9,932,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,576,457	1,431,816
Loss on debt extinguishment	1,888,889	-
Gain on sale of building	(205,146)	-
Amortization of right-of-use assets	3,273,597	2,570,202
Write-down of obsolete and slow-moving inventory	2,491,934	2,471,653
Non-cash interest expense	32,500	32,000
Change in contingent consideration	-	(774,900)
Loss on vendor settlement	-	91,291
Change in allowance for credit losses	12,925	15,425
Impairment of goodwill	-	6,104,000
Changes in operating assets and liabilities:
Accounts receivable	(394,517)	(88,366)
Inventories	(2,375,226)	(2,032,996)
Prepaid expenses and vendor deposits	(300,118)	(92,016)
Other current assets	27,036	140,801
Due to related party	(2,440,094)	(1,416,638)
Other assets	(76,317)	(16,090)
Accounts payable and accrued expenses	1,178,624	1,430,867
Contract liabilities	(127,057)	(21,604)
Lease liabilities	(3,121,863)	(2,438,179)
NET CASH USED IN OPERATING ACTIVITIES	(3,064,842)	(2,525,354)

INVESTING ACTIVITIES
Payment for acquisition	(5,475,000)	(750,000)
Proceeds from sale of Saugerties, NY building	749,000	-
Purchases of property and equipment	(251,793)	(179,623)
NET CASH USED IN INVESTING ACTIVITIES	(4,977,793)	(929,623)

FINANCING ACTIVITIES
Proceeds from security purchase agreement	1,700,000	-
Principal payments on loan payable	(2,535,758)	(558,095)
Proceeds from acquisition loan	7,500,000	-
Proceeds from initial public offering (IPO)	4,000,000	-
Payment for IPO-related cost	(1,420,000)
Investment from parent company	1,736,412	3,415,081
Due to related party	(2,306,016)	-
Proceeds from warrant exercised	1,889	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,676,527	2,856,986

NET INCREASE (DECREASE) IN CASH	633,892	(597,991)
CASH — BEGINNING OF PERIOD	1,422,580	2,020,571
CASH — END OF PERIOD	$2,056,472	$1,422,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$816,151	$199,705
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Promissory note related to acquisition	$1,825,000	$718,000
Right-of-use assets obtained in exchange for operating lease liabilities	$4,609,608	$1,325,409

See notes to consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the years ended December 31, 2024 and 2023, approximately 25% and 41% of our total purchases were from one vendor, respectively.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.

The Company currently and historically has reported net losses and cash outflows from operations. Cash and cash equivalents increased to approximately $2.1 million as of December 31, 2024, compared to $1.4 million as of December 31, 2023, driven by increased sales and improved sales margin. Working capital deficit decreased from negative $2.6 million as of December 31, 2023, to negative $2.2 million as of December 31, 2024, primarily due to improvement in cash reserves and inventory management. Net losses improved to $4.5 million for the year ending December 31, 2024 from $9.9 million for the year ended December 31, 2023. Cash used in operating activities increased to $3.1 million in 2024 from $2.5 million in 2023, respectively.

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

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP.

The Company has historically operated as part of HCMC and not as a standalone company. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period September 14, 2024 through December 31, 2024 are consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the consolidated financial statements. The consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC though the Spin-Off date. However, the amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the consolidated financial statements had the Company operated independently of HCMC. Related-party allocations are discussed further in Note 18.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates as a single reportable segment, as the CODM reviews financial performance and makes decisions on a consolidated basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choices Markets 3 Real Estate LLC, Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, and Healthy U Wholesale, Inc (“The Vitamin Store, LLC”). All intercompany accounts and transactions have been eliminated in consolidation.

Net Parent Investment

The accompanying consolidated financial statements were derived from the consolidated financial statements of HCMC on a carve-out basis though the Spin-Off date, and the consolidated financial statements also include allocations of certain general, administrative, legal, and marketing expenses from HCMC. The primary components of the Net Parent Investment are intercompany balances other than related party payables, the allocation of shared costs, and funding received to cover any shortfall in operating cash requirements. Balances between HCMC and the Company that were not historically cash settled are included in Net Parent Investment. Net Parent Investment represents the cumulative investment by HCMC in the Company through the Spin-Off date. Upon Spin-Off, the Company reclassed the balance in net parent investment to additional paid-in capital.

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. Certain of management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company promotes its products with trade incentives and promotions. These programs include sales discounts, rebates, coupons, volume-based incentives, refunds, and returns, which represent variable considerations. The estimation of variable consideration involves judgment and is constrained to avoid overstatement of revenue. The Company applies the expected value method or the most likely amount method, depending on which better predicts the consideration to which it will be entitled. Management evaluates these estimates on a quarterly basis. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions.

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers.
●	identify performance obligations.
●	determine transaction price.
●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and
●	recognize revenue as performance obligations are satisfied.

The Company does not have significant revenue recognized over time due to the nature of retail store operation. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2024 and 2023, shipping and handling costs of approximately $132,000 and $117,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of December 31, 2024 and December 31, 2023.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 as of December 31, 2024 and December 31, 2023 is presented below:

	December 31, 2024	December 31, 2023
Total cash and restricted cash in excess of FDIC limits	$715,852	$161,644

The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. For the years ended December 31, 2024 and 2023, the contract liability balance were approximately $80,000 and $208,000, respectively.

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

In August 2024, the Company transitioned its customer loyalty program from a points-based system to a VIP membership structure. Under the original loyalty program, customers earned redeemable loyalty points based on qualifying purchases, which have been discontinued. Existing unredeemed loyalty points remain valid for redemption until January 31, 2025. The new VIP program provides members with immediate discounts on qualifying purchases, replacing the accrual of future points. The elimination of future loyalty point accruals reduces the Company’s ongoing contract liability obligations, as discounts under the VIP program are recognized as reductions to revenue at the time of sale.

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful life of the respective asset, after the asset is placed in service. Revenue earning property, plant, and equipment includes signage, furniture and fixtures, building, computer hardware, appliance, cooler, displays with useful lives range from two to ten years. Leasehold improvements are amortized over the shorter of the life of the asset or the term of the lease.

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets in the twelve months period ended on December 31, 2024.

Goodwill

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value-based test. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary.

The Company incurred a non-cash impairment charge of $6,104,000 for the year ended December 31, 2023.

In July 2024, the Company acquired GreenAcres Market and recorded goodwill of $2,212,000 from the acquisition.

During the years ended December 31, 2024, there was no goodwill impairment charges recognized by the Company in the audited consolidated statements of operations.

Advertising

Advertising expense is classified as selling, general and administrative expense on the consolidated statements of operations. The Company expenses advertising costs as incurred. For the years ended December 31, 2024 and 2023, the company incurred advertising expenses of $581,000 and $564,000, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan that is currently administered under HCMC with discretionary contribution matching opportunities. HCMC will continue provide this service to HCWC’s employees pursuant to the Transition Service Agreement (“TSA”) executed upon the separation. The Company is in the process of establishing this service with its payroll provider, and expects to provide 401(k) to its own employees at the beginning of next year. 401K employer expense amounted to $94,000 and $82,000 for the years ended December 31, 2024 and 2023, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the years ended December 31, 2024 and 2023.

On September 16, 2024, the Company separated from HCMC. As referenced in Note 1. Organization, the Separation resulted in the initial issuance of approximately 9.2 million shares of HCWC common stock. For purposes of computing basic and diluted earnings per common share for the year ended December 31, 2023, the number of HCWC common shares issued upon separation and distribution was used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	For the Years Ended December 31,
	2024	2023

NET LOSS	$(4,506,466)	$(9,932,620)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	9,395,500	9,226,860

BASIC AND DILUTED NET LOSS PER SHARE	$(0.48)	$(1.08)

Income Taxes

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 or 2023. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

Leases

Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates. Related lease right-of-use (“ROU”) are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases in year 2024 and 2023. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC Topic 842.

Fair Value Measurements

The fair value framework under FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, would generally require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

●	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

●	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

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

Business Combination

The Company applies the provisions of ASC 805 in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing identifiable assets and liabilities, including intangible assets of acquired businesses at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the consolidated statements of operations immediately as a gain or loss on acquisition. Acquisition-related expenses are expensed as incurred and the expenses are recorded in operating expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including FASB and the SEC.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (ASC 326)” This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to certain financial assets. The Company adopted ASC 326 on January 1, 2023, and estimated expected credit losses based on aging schedule, and provisioned approximately $28,000 and $15,000 credit loss for the year ended December 31, 2024 and 2023, respectively.

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

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the CODM, and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024. The Company adopted this standard effective January 1, 2024, applying it retrospectively to all periods presented. As the Company has one reportable segment, the adoption had no material impact on the Company’s financial statements, but resulted in additional expense disclosures and reconciliations in the financial statement footnotes. See Note 5 for details.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of December 31, 2024 and December 31, 2023.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on December 31, 2024 and December 31, 2023 is presented below:

	December 31, 2024	December 31, 2023
Total cash in excess of FDIC limits of $250,000	$715,852	$161,644

The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and cash equivalents to amounts shown in audited consolidated statements of cash flow:

	December 31, 2024	December 31, 2023
Cash	$2,056,472	$1,422,580

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well-over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 70% and 75% of the goods we sell from our top 20 suppliers for the years ended December 31, 2024 and 2023, respectively, approximately 25% and 41% of our total purchases were from UNFI for the years ended December 31, 2024 and 2023, respectively. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

NOTE 5. SEGMENT REPORTING AND DISAGGREGATION OF REVENUES

The Company operates in two operating segments: Grocery and Wellness. In accordance with ASC 280, these segments have been aggregated into a single reportable segment because they share similar economic characteristics and meet all aggregation criteria, including similar nature of products sold, product acquisition process, customer base, distribution methods, and regulatory environment.

The Company’s CODM reviews financial results and allocates resources at the consolidated level, as the aggregated segments operate as one integrated business unit. No segment-specific financial metrics are used by the CODM to assess performance.

The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. As the Company operates as a single reportable segment, the adoption did not have an impact on the Company’s consolidated financial statements. However, it did result in enhanced disclosures related to segment expenses and reconciliations to consolidated totals. Specifically, the Company has begun disclosing segment-specific expenses that are regularly reviewed by the CODM, Jeffrey Holman, the Company’s Chief Executive Officer, in accordance with the new standard. This adoption did not have an impact on the Company’s consolidated financial statements.

The following table summarizes the significant segment expenses:

	For the Years Ended December 31,
	2024	2023
Advertising	$581,357	$564,405
Payroll and Benefits	13,963,361	12,645,985
Occupancy	6,573,925	5,280,405
Depreciation and Amortization	1,576,457	1,431,816
Bank Service Charges and Merchant Account Fees	1,331,637	927,863
Other selling, general and administrative expenses	1,680,001	1,368,736
Goodwill impairment	-	6,104,000
Total significant reporting segment expenses	$25,706,738	$28,323,210

The following table summarizes the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	For the Years Ended December 31,
	2024	2023
Segment net operating income (loss)	$1,358,571	$(7,974,985)
Unallocated amount	(3,136,049)	(2,549,084)
Consolidated loss from operation	$(1,777,478)	$(10,524,069)

	For the Years Ended December 31,
	2024	2023
Total reporting segment assets	$30,698,054	$28,432,560
Unallocated amount	3,414,463	-
Consolidated total assets	$34,112,517	$28,432,560

When the Company prepares its internal management reporting to evaluate business performance, we disaggregate revenue into the following categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors, including the nature of products sold, product acquisition processes, customer types, distribution methods, and regulatory environments.

	December 31, 2024	December 31, 2023
Retail Grocery	$60,690,718	$47,243,163
Food service/restaurant	8,679,160	8,440,245
Online/eCommerce	925	6,385
Total revenue	$69,370,803	$55,689,793

The Company does not have significant revenue recognized over time due to the nature of retail store operation. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer. Revenue is recognized as follows:

●	Retail Sales: At the point of sale when payment is received, products are physically transferred, and title passes.
●	Advertising Services (COOP Revenue): When promotional materials are distributed to end-user customers.

NOTE 6. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to cooperative advertising (CO-OP) billing from each of the HCWC entities. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the consolidated statement of operations. The Company recorded advertising revenue of approximately $970,000 and $249,000 for the years ended December 31, 2024 and 2023, respectively. The Company’s accounts receivable totaled approximately $510,000 and $128,000 at December 31, 2024 and December 31, 2023, respectively. The accounts receivable balance at January 1, 2023 was approximately $55,000.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, current conditions, and reasonable and supportable forecasts about the future. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $28,000 and $15,000 credit loss for the years ended December 31, 2024 and 2023, respectively.

NOTE 7. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company, as a result of its physical inventory observations recorded the write down of inventories amounting to approximately $2.5 million in 2024 and 2023, respectively. The Company’s inventories consist primarily of merchandise available for resale.

NOTE 8. ACQUISITIONS

The purchase method of accounting in accordance with ASC 805 was applied for the Ellwood Thompson’s acquisition and GreenAcres Market acquisition. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected operational synergies from combining the operations of the acquired business with those of the Company. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

The cash purchase price under the Asset Purchase Agreement was $750,000, and a promissory note provided to the seller of $750,000, with a fair value of $718,000. For twelve months ended on December 31, 2024, the Company recognized approximately $40,000 interest expense. In addition, the Company entered into a new lease agreement with the landlord and entered into an employment agreement with the store manager.

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

	December 31,
	2024	2023
Sales	$77,762,430	$80,173,326
Net loss	(4,791,021)	(11,401,315)

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

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Displays	$312,146	$312,146
Building	-	575,000
Furniture and fixtures	720,657	505,436
Leasehold improvements	1,991,953	1,925,385
Computer hardware & equipment	209,029	141,682
Other	710,682	680,718
	3,944,467	4,140,367
Less: accumulated depreciation and amortization	(1,967,998)	(1,463,728)
Total property, plant, and equipment	$1,976,469	$2,676,639

The Company incurred approximately $0.5 million of depreciation expense for the years ended December 31, 2024 and 2023, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of December 31, 2024 and 2023:

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,427,798)	$3,016,202
Customer relationships	4-6 years	2,669,000	(1,628,639)	1,040,361
Non-compete	4-5 years	2,322,000	(937,085)	1,384,915
Intangible assets, net		$9,435,000	$(3,993,522)	$5,441,478

December 31, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-10 years	$2,860,000	$(1,035,443)	$1,824,557
Customer relationships	4-6 years	2,669,000	(1,330,972)	1,338,028
Non-compete	4-5 years	1,602,000	(586,066)	1,015,934
Intangible assets, net		$7,131,000	$(2,952,481)	$4,178,519

Intangible assets are amortized on a straight-line basis. Amortization expense was approximately $1.0 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2024. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2025	$1,180,613
2026	1,103,576
2027	964,771
2028	655,332
2029	302,221
Thereafter	1,234,965
Total	$5,441,478

NOTE 12. GOODWILL

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value.

As a result of the impairment test in 2023, the entire $6.1 million carrying value of goodwill was recognized as a non-cash impairment charge in 2023. There was no impairment of goodwill during the year ended December 31, 2024 based on the annual impairment assessment for 2024.

The changes in the carrying amount of goodwill as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023

Beginning balance	$-	$5,747,000
Acquisitions	2,212,000	357,000
Impairment	-	(6,104,000)
Ending balance	$2,212,000	$-

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2024 and December 31, 2023, accounts payable and accrued expenses consisted of:

	December 31, 2024	December 31, 2023
Trade creditors	$5,133,782	$4,406,299
Accrued expenses	997,752	514,112
Total	$6,131,534	$4,920,411

NOTE 14. DEBT

The following table provides a breakdown of the Company’s debt as of December 31, 2024 and 2023 is presented below:

	December 31,
	2024	2023
Promissory note	$11,623,392	$3,106,508
Debt discount and issuance cost	(284,283)	-
Total debt, net of debt discount and issuance costs	11,339,109	3,106,508
Current portion of long-term debt	(2,200,210)	(702,701)
Current portion of debt discount and issuance cost	68,873	-
Long-term debt	$9,207,772	$2,403,807

Promissory Note

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,809,000 and $2,378,000 as of December 31, 2024 and December 31, 2023, respectively. The Company incurred approximately $127,000 and $160,000 interest expense for the year ended December 31, 2024 and 2023, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $595,000 and $728,000 in principal amount as of December 31, 2024 and December 31, 2023, respectively. The Company recognized interest expense of approximately $40,000 and $39,000 for the years ended December 31, 2024, and 2023, respectively.

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

Upon the completion of the IPO, HCWC paid in full the principal amount of Notes and OID. At December 31, 2024, the outstanding principal balance of the Notes and debt discount related with the Notes were at $0. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. For the year ended December 31, 2024, approximately $298,000 of interest expense was recognized in the accompanying consolidated statements of operations.

The Company used the intrinsic value model to determine the fair value of the Bridge Warrants on April 18, 2024 and remeasured the fair value on September 16, 2024, and concluded that the fair value of the Bridge Warrants at September 16, 2024 was $1,887,001. Due to the fact that Bridge Warrants exercise was contingent upon the IPO, the Company did not recognize the warrant liability until the Spin-off date. The Bridge Warrants were exercised on September 17, 2024 by institutional investors. Upon warrant exercise, 188,889 shares of Class A common stock were issued and the warrant liability was eliminated against the loss on debt extinguishment in the amount of $1,888,889.

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

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,720,000 and $0 as of December 31, 2024 and 2023, respectively. The Company incurred approximately $36,000 and $0 interest expense for the years ended December 31, 2024 and 2023, respectively.

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

The following table summarizes the 5-year repayment schedule:

For the years ending December 31,
2025	$2,200,210
2026	3,016,526
2027	5,595,359
2028	534,923
2029	276,374
Total	$11,623,392

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of December 31, 2024. With respect to legal costs, we record such costs as incurred.

NOTE 16. STOCKHOLDERS’ EQUITY

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

As of December 31, 2024, 9,815,749 shares of common stock are outstanding.

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

NOTE 17. LEASES

The Company has various lease agreements with terms of up to 20 years, including leases of retail stores, headquarters and equipment. All the leases are classified as operating leases.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2024.

Maturity of Lease Liabilities by Fiscal Year
2025	$4,221,590
2026	3,923,741
2027	2,956,171
2028	2,280,186
2029	1,617,808
Thereafter	824,585
Total undiscounted operating lease payments	$15,824,081
Less: interest	(1,642,663)
Present value of operating lease liabilities	$14,181,418

The following summarizes the Company’s operating leases:

Balance Sheet Classification	December 31, 2024	December 31, 2023
Right of use assets	$14,232,240	$11,412,562

Operating lease liability, current	$3,596,987	$2,748,824
Operating lease liability, net of current	10,584,431	8,461,182
Total operating lease liabilities	$14,181,418	$11,210,006

The amortization of the right-of-use asset of approximately $3,274,000 and $2,570,000 for the years ended December 31, 2024 and 2023, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at December 31, 2024 and 2023:

Other Information	December 31, 2024	December 31, 2023
Weighted-average remaining lease term for operating leases	4 years	5 years
Weighted-average discount rate for operating leases	5.19%	3.98%

Rent expense for the years ended December 31, 2024 and 2023 was approximately $4,196,000 and $3,435,000, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease expense are as follows for twelve months ended December 31, 2024:

December 31, 2024
Operating lease cost	$3,273,563
Variable lease cost	922,282
Short-term lease cost	-
Total rent expense	$4,195,845

The aggregate cash payments under the leasing arrangement was approximately $3,122,000 for the year ended December 31, 2024 and was included in operating cash flows.

NOTE 18. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, the Company has not historically operated as a separate, stand-alone company and, accordingly has had various relationships with HCMC whereby HCMC provided services to the Company as noted below. Related party transactions prior to Spin-Off include allocation of general corporate expenses and advances from parent.

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. The accompanying consolidated financial statements include allocations of these expenses. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time managing HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. HCMC allocated approximately $2.1 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively. The pre-Spin-Off allocated amounts will not be cash settled and are included in the Net Parent’s Investment.

Investment by Parent

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the Company was included in the Net Parent’s Investment. For the year ended December 31, 2023, the net operating expenses of $2.5 million incurred by HCMC on behalf of the Company, $0.8 million cash advance attributable to the Ellwood Thompson’ acquisition and $0.1 million HCMC loan payment on behalf of Green’s Natural Foods were included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Intercompany Receivable and Payable

Prior to Spin-Off, there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. At the time of Spin-Off, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany balance of $0.2 million and $3.8 million from HCMC as of December 31, 2024 and December 31, 2023, respectively.

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

Under the terms of the transition services agreement, the HCMC will provide to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Consolidated Statements of Operations based on the nature of the services. Following the Spin-Off, the Company recognized costs of $0.4 million for services provided by the former parent in 2024 pursuant to the transition services agreement.

NOTE 19. INCOME TAXES

Prior to September 13, 2024, the date of the Spin-Off of HCWC as a stand-alone entity, separate tax returns were not filed as they were included in the consolidated tax reporting of the former parent entity HCMC, within the respective entity’s tax jurisdiction. On September 13, 2024, HCWC completed its separation from HCMC through a tax-free distribution of HCWC common stock to HCMC shareholders. The Spin-Off was structured to qualify as tax-free under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code (IRC). Pursuant to the Tax Matters Agreement (TMA) executed with HCMC in December 2023:

●	Pre-Spin Liabilities: HCMC retains responsibility for all taxes related to HCWC’s operations prior to September 13, 2024, including audits of HCMC’s consolidated returns.
●	Post-Spin Liabilities: HCWC is solely responsible for taxes attributable to its operations after the Spin-Off.
●	Indemnification: HCWC indemnifies HCMC for taxes arising from post-Spin actions that jeopardize the transaction’s tax-free status (e.g., violations of IRC Section 355(e)).

For periods prior to the Spin-Off, HCWC’s tax provision was calculated using the separate return method, as if HCWC had operated as a standalone taxpayer. Deferred tax assets and liabilities, including net operating losses (NOLs), were allocated to HCWC based on the carryover tax basis of assets and liabilities transferred in the Spin-Off. This method preserves the tax-free nature of the transaction.

As of December 31, 2024, all amounts related to the Company’s tax positions are recognized on the Consolidated Balance Sheet. Income taxes are accounted for under the asset and liability method.

The Company did not have expected tax expense (benefit) at the U.S. statutory rate 21% to the actual tax expense (benefit) reflected in the accompanying statement of operations:

	Year Ended December 31,
	2024	2023

U.S. federal statutory rate	$(946,354)	(2,085,850)
State tax benefit net of federal benefit	(243,330)	(557,568)
Change in valuation allowance	1,358,776	2,496,515
True-Up & Deferred Adjustment	(32,683)	(73,814)
Other permanent items	(119,803)	209,444
Change in tax rate	(16,606)	11,273
Income tax provision/(benefit)	$-	$-

As of December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
NOL carryforward	$3,129,808	$2,449,401
Intangible assets	1,958,875	1,995,960
Warrant liability	498,740	-
Interest expense	227,272	-
ASC 842 - Lease Accounting	89,309	65,172
Charitable contributions	30,336	3,586
UNICAP 263a Adjustment	(3,823)	53,284
Allowances	7,485	-
Total deferred tax assets	5,938,002	4,567,403

Deferred tax liabilities:
Net book value of fixed assets	(32,905)	(21,083)
Total deferred tax liabilities	(32,905)	(21,083)

Net deferred tax assets	5,905,097	4,546,320
Valuation allowance	(5,905,097)	(4,546,320)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the positive and negative evidence available, management has determined that a valuation allowance is required at December 31, 2024 and 2023 to reduce the deferred tax assets to amounts that are more likely than not to be realized. The Company’s valuation increased by approximately $1,358,700 and $2,496,500 for the tax years ended 2024 and 2023, respectively. Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

At December 31, 2024 the Company had U.S. federal and state post-2017 net operating loss carryforwards (“NOLs”) of $12 million and $12.2 million, respectively. Tax Cuts and Jobs Act (TCJA) allows NOLs incurred in tax years beginning in 2018 to be carried forward indefinitely subject to 80% of taxable income under Internal Revenue Code Section 172. Florida, Kansas, and Oklahoma net operating losses generated in taxable years beginning after December 31, 2017, are carried forward indefinitely until used and never expire; however, Oklahoma NOLs are subject to an 80% taxable income limitation per year. New York, New Jersey, and Virginia net operating losses expire after twenty years.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have an impact on the consolidated financial statements.

The Company had no uncertain tax positions as of December 31, 2024, and 2023.

The Company files a federal income tax return and income tax returns in various state tax jurisdictions and the Company is generally no longer subject to examinations by federal and state tax authorities for years before 2021.

NOTE 20. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required disclosure in the consolidated financial statements.

On March 2, 2025, subsequent to the fiscal year ended December 31, 2024, the Company entered into an agreement with certain note holders to exchange $450,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 750,000 shares of the Company’s Class A common stock. The exchange price of $0.60 per share equated to the closing bid price of the Company’s Class A common stock on February 28, 2025. Following this transaction, $7,050,000 in principal remains outstanding under the Loan and Security Agreement. The conversion strengthened the Company’s balance sheet by reducing its debt obligations.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
2.1(e)	Asset Purchase Agreement, dated February 8, 2022, by and among the Healthy Choice Markets 3, LLC, Mother Earth’s Storehouse Inc., Christopher Schneider and Kevin Schneider	8-K	2/8/22	2.1
3.1	Second Amended and Restated Certificate of Incorporation	S-1/A	2/13/24	3.1
3.2	Bylaws	S-1	9/8/2023	3.2
3.3	Certificate of Designation of Preferences, Rights And Limitations of Series A Convertible Preferred Stock	S-1/A	12/21/2023	3.3
10.1+	Healthy Choice Wellness Corp. Equity Incentive Plan	S-1/A	8/30/24	10.1
10.2	Form of Tax Matters Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.2
10.3	Form of Employee Matters Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.3
10.4+	Healthy Choice Wellness Corp. Form of Restricted Stock Award Agreement	S-1/A	8/30/24	10.4
10.6+	Form of Director Indemnification Agreement	S-1/A	6/26/2024	10.6
10.8	Form of Transition Services Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.8
10.9	Form of Separation and Distribution Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	2/13/24	10.9
10.10	Securities Purchase Agreement, dated as of January 18, 2024, by and between Healthy Choice Wellness Corp. and the purchasers named therein	S-1/A	2/13/24	10.10
10.11	Form of Promissory Note, dated January 18, 2024	S-1/A	2/13/24	10.11
10.15	Form of Common Stock Purchase Warrant, dated April 8, 2024	S-1/A	5/24/24	10.15
10.16	First Amendment to Securities Purchase Agreement, dated as of April 8, 2024, by and between Healthy Choice Wellness Corp. and the purchasers named therein	S-1/A	5/24/24	10.16

28

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	3/6/23	10.1
10.22	Second Amendment to Securities Purchase Agreement, dated as of May 15, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	5/19/23	10.1
10.23	Third Amendment to Securities Purchase Agreement, dated as of October 30, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/3/23	10.1
10.24	Fourth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	2/23/24	10.1
21.1	List of Subsidiaries				X
23.1	Consent of Marcum LLP				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at 3800 North 28th Way, Unit# 1, Hollywood, Florida 33020.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

Healthy Choice Wellness Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer and Director	March 27, 2025
Jeffrey Holman

/s/ John A. Ollet	Chief Financial Officer	March 27, 2025
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Gary Bodzin	Director	March 27, 2025
Gary Bodzin

/s/ Behnam Myers	Director	March 27, 2025
Behnam Myers

/s/ Michael Lerman	Director	March 27, 2025
Michael Lerman

30