Form 10-Q
period 2025-03-31
HEALTHY CHOICE WELLNESS CORP.
filed 2025-05-09
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 12,152,113 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,792,418	$2,056,472
Accounts receivable, net	471,127	509,763
Inventories	7,042,303	6,445,560
Prepaid expenses and vendor deposits	252,331	475,088
Due from related party	1,159,251	190,268
Other current assets	199,426	29,806
TOTAL CURRENT ASSETS	10,916,856	9,706,957

Property, plant, and equipment, net	1,968,596	1,976,469
Intangible assets, net	5,144,950	5,441,478
Goodwill	2,212,000	2,212,000
Right of use assets	13,314,626	14,232,240
Other assets	528,181	543,373
TOTAL ASSETS	$34,085,209	$34,112,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,971,627	$6,131,534
Contract liabilities	41,576	80,456
Current portion of loan payable	1,697,545	2,131,336
Operating lease liability, current	3,641,723	3,596,987
TOTAL CURRENT LIABILITIES	13,352,471	11,940,313

Loan payable, net of current portion	8,945,746	9,207,772
Operating lease liability, net of current	9,661,901	10,584,431
TOTAL LIABILITIES	31,960,118	31,732,516

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value per share, 560,000,000 shares authorized; 10,575,749 and 9,815,749 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	10,566	9,816
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	3,557,842	3,101,092
Accumulated deficit	(1,443,317)	(730,907)
TOTAL STOCKHOLDERS’ EQUITY	2,125,091	2,380,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,085,209	$34,112,517

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
SALES, NET	$20,259,606	$15,894,358

COST OF SALES	12,407,696	9,839,981

GROSS PROFIT	7,851,910	6,054,377

OPERATING EXPENSES, NET	8,261,585	6,656,123

LOSS FROM OPERATIONS	(409,675)	(601,746)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(7,500)	-
Other income, net	2,496	3,355
Interest expense, net	(297,731)	(103,072)
TOTAL OTHER INCOME (EXPENSE)	(302,735)	(99,717)

LOSS BEFORE TAXES	(712,410)	(701,463)

INCOME TAX BENEFIT	-	-

NET LOSS	$(712,410)	$(701,463)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	10,049,082	9,226,860

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	9,815,749	$9,816	$3,101,092	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	750,000	750	456,750	-	457,500
Net loss	-	-	-	(712,410)	(712,410)
Balance – March 31, 2025	10,565,749	$10,566	3,557,842	$(1,443,317)	$2,125,091

	Common Stock		Net Transfer From Former	Accumulated
	Shares	Amount	Parent	Deficit	Total
Balance – January 1, 2024	-	$-	$8,988,122	$-	$8,988,122
Net transfer from parent	-	-	695,207	-	695,207
Net loss	-	-	(701,463)	-	(701,463)
Balance – March 31, 2024	-	$-	$8,981,866	$-	8,981,866

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(712,410)	$(701,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	429,990	363,141
Amortization of debt discount and issuance cost	16,982	18,841
Loss on asset disposal	1,831	-
Amortization of right-of-use assets	917,614	715,633
Write-down of obsolete and slow-moving inventory	596,423	743,419
Loss on debt extinguishment	7,500	-
Changes in operating assets and liabilities:
Accounts receivable	38,636	(38,102)
Inventories	(1,193,166)	(691,628)
Prepaid expenses and vendor deposits	222,757	2,297
Other current assets	(169,620)	(28,986)
Due from related party	(2,399)	(948,083)
Other assets	15,192	(7,420)
Accounts payable and accrued expenses	1,840,093	(1,269,675)
Contract liabilities	(38,881)	(27,597)
Lease liabilities	(877,794)	(678,946)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,092,748	(2,548,569)

INVESTING ACTIVITIES
Purchases of property and equipment	(127,419)	(74,220)
NET CASH USED IN INVESTING ACTIVITIES	(127,419)	(74,220)

FINANCING ACTIVITIES
Proceeds from security purchase agreement	-	1,700,000
Principal payments on loan payable	(262,799)	(171,752)
Investment from parent company	-	695,207
Due from related party	(966,584)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,229,383)	2,223,455

NET DECREASE IN CASH AND CASH EQUIVALENTS	(264,054)	(399,334)
CASH — BEGINNING OF PERIOD	2,056,472	1,422,580
CASH — END OF PERIOD	$1,792,418	$1,023,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$298,324	$103,072
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt to equity conversion	$450,000	-

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

Through its wholly owned subsidiaries, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Mother Earth’s Storehouse, an organic and health food and vitamin store in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia.

●	GreenAcres Market, an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market offers organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. A supplier is considered a concentration if it accounts for 10% or more of total purchases in a period. For the three months ended March 31, 2025, approximately 14% of our total purchases were from UNFI, and 26% of our total purchases were from Kehe Distributors, LLC (“KeHe”). For the three months ended March 31, 2024, approximately 37% of our total purchases were from UNFI. No other supplier exceeded 10% of total purchases in either period.

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

As of March 31, 2025, the Company had cash and cash equivalents of approximately $1.8 million and negative working capital of $2.4 million. For the three months ended March 31, 2025, the Company incurred net losses of approximately $0.7 million and cash provided by operating activities of approximately $1.1 million. The Company’s liquidity needs through March 31, 2025 have been satisfied through initial public offering and financing agreement with private lenders.

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

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP.

The Company has historically operated as part of HCMC and not as a standalone company through the Spin-Off date. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period January 1, 2025 through March 31, 2025 are condensed consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC on September 13, 2024. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying condensed consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed consolidated financial statements. The condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC though the Spin-Off date. However, the amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the Company operated independently of HCMC. Related party allocations are discussed further in Note 16. The condensed consolidated financial statements do not include all the notes in the same detail as the annual 10-K filing.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates as a single reportable segment, as the Chief Operating Decision Maker (‘CODM”) reviews financial performance and makes decisions on a consolidated basis.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2025, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three-month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in the cost of sales. The Company incurred shipping and handling costs of approximately $26,000 and $27,000 for the three months ended March 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. As of March 31, 2025, December 31, 2024, and January 1, 2024, the contract liability balances were approximately $42,000, $80,000 and $208,000, respectively.

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

In August 2024, the Company transitioned its customer loyalty program from a points-based system to a VIP membership structure. Under the original loyalty program, customers earned redeemable loyalty points based on qualifying purchases, which have been discontinued. Existing unredeemed loyalty points remained valid for redemption until January 31, 2025. The new VIP program provides members with immediate discounts on qualifying purchases, replacing the accrual of future points. The elimination of future loyalty point accruals reduces the Company’s ongoing contract liability obligations, as discounts under the VIP program are recognized as reductions to revenue at the time of sale.

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our condensed consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss model under ASC 326 . Management has determined that no allowance for credit losses is required as of March 31, 2025 and December 31, 2024, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets in the three months period ended on March 31, 2025 and twelve months ended December 31, 2024.

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

During the three months ended March 31, 2025 and 2024, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses advertising costs as incurred. The Company incurred advertising expenses of approximately $158,000 for the three months ended March 31, 2025 and 2024, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401K employer expense amounted to $48,000 and $21,000 for the three months ended March 31, 2025 and 2024, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the three months ended March 31, 2025 and 2024.

On September 16, 2024, the Company separated from HCMC. As referenced in Note 1. Organization, the Separation resulted in the initial issuance of approximately 9.2 million shares of HCWC common stock. For purposes of computing basic and diluted earnings per common share for the three months ended March 31, 2024, the number of HCWC common shares issued upon separation and distribution was used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended March 31,
	2025	2024

NET LOSS	$(712,410)	$(701,463)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	10,049,082	9,226,860

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.08)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company had no uncertain tax positions as of March 31, 2025 and December 31, 2024.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates. Related lease right-of-use (“ROU”) assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases.

At the adoption of ASC 842, the Company elected the following practical expedients, which continue to be applied as part of its accounting policies:

●	Lease Identification: The Company elected not to reassess whether any expired or existing contracts entered into prior to adoption are or contain leases.
●	Lease Classification: The Company elected not to reassess the lease classification for any expired or existing leases. All leases previously classified as operating leases under ASC Topic 840 continue to be classified as operating leases, and any leases previously classified as capital leases under ASC Topic 840 are classified as finance leases under ASC 842.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases as of March 31, 2025 and 2024. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC 842.

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

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the CODM, and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after Dec. 15, 2023, and interim periods within fiscal years beginning after Dec. 15, 2024. The Company adopted this standard effective January 1, 2024, applying it retrospectively to all periods presented. As the Company has one reportable segment, the adoption had no material impact on the Company’s financial statements but resulted in additional expense disclosures and reconciliations in the financial statement footnotes. See Note 7 for details.

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage.

The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024
Total cash in excess of FDIC limits of $250,000	$415,853	$715,852

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

The following table provides a reconciliation of cash and cash equivalents to amounts shown in unaudited condensed consolidated statements of cash flow:

	March 31, 2025	December 31, 2024
Cash	$1,792,418	$2,056,472

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 71% and 73% of the goods we sell from our top 20 suppliers for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, approximately 14% of our total purchases were from UNFI, and 26% of our total purchases were from KeHe. For the three months ended March 31, 2024, approximately 37% of our total purchases were from UNFI. No other supplier exceeded 10% of total purchases in either period. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

As mentioned, KeHe is replacing UNFI and will becomes our primary supplier of dry grocery and frozen food products starting from January 2025. Our customer distribution agreement with KeHe commenced from March 1, 2024 and has an initial term through February 28, 2027. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. We are obligated to purchase a minimum annual volume of products from KeHe, except in certain defined circumstances when such purchasing obligation is excused. Pricing under our agreement with KeHe is on a “cost plus” basis. We believe KeHe has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products.

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

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $328,000 and $113,000 for the three months ended March 31, 2025 and 2024, respectively. The Company’s accounts receivable amounted to approximately $471,000, $510,000 and $128,000 at March 31, 2025, December 31, 2024 and January 1, 2024, respectively.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, current conditions, and reasonable and supportable forecasts about the future. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $23,000 and $28,000 in credit loss as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $596,000 and $743,000 for the three months ended March 31, 2025 and 2024, respectively. The Company’s inventories consist primarily of merchandise available for resale.

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

The following table summarizes the significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Advertising	$157,872	$158,069
Payroll and Benefits	3,896,602	3,322,550
Occupancy	1,823,446	1,420,209
Depreciation and Amortization	429,910	363,141
Bank Service Charges and Merchant Account Fees	400,269	300,539
Other selling, general and administrative expenses	461,918	396,407
Total significant reporting segment expenses	$7,170,017	$5,960,915

The following table summarizes the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	Three Months Ended March 31,
	2025	2024
Segment net operating income (loss)	$681,893	$93,460
Unallocated amount	(1,091,568)	(695,206)
Consolidated loss from operation	$(409,675)	$(601,746)

	March 31, 2025	December 31, 2024
Total reporting segment assets	$31,878,125	$30,698,054
Unallocated amount	2,207,084	3,414,463
Consolidated total assets	$34,085,209	$34,112,517

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

	March 31, 2025	March 31, 2024
Retail Grocery	$18,452,867	$13,478,803
Food service/restaurant	1,786,799	2,414,995
Online/eCommerce	19,940	560
Total revenue	$20,259,606	$15,894,358

The Company does not have significant revenue recognized over time due to the nature of retail store operations. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer. Revenue is recognized as follows:

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including GreenAcres Market, as if the business combinations had occurred on January 1, 2024, the earliest period presented herein:

Three Months Ended March 31, 2024
Sales	$19,842,795
Net loss	$(724,174)

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

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Displays	$312,146	$312,146
Furniture and fixtures	772,891	720,657
Leasehold improvements	2,050,792	1,991,953
Computer hardware & equipment	221,175	209,029
Other	711,002	710,682
	4,068,006	3,944,467
Less: accumulated depreciation and amortization	(2,099,410)	(1,967,998)
Total property, plant, and equipment	$1,968,596	$1,976,469

The Company incurred approximately $133,000 of depreciation expense for the three months ended March 31, 2025 and 2024, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of March 31, 2025 and December 31, 2024:

March 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,542,509)	$2,901,491
Customer relationships	4-6 years	2,669,000	(1,703,056)	965,944
Non-compete	4-5 years	2,322,000	(1,044,485)	1,277,515
Intangible assets, net		$9,435,000	$(4,290,050)	$5,144,950

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,427,798)	$3,016,202
Customer relationships	4-6 years	2,669,000	(1,628,639)	1,040,361
Non-compete	4-5 years	2,322,000	(937,085)	1,384,915
Intangible assets, net		$9,435,000	$(3,993,522)	$5,441,478

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $297,000 and $230,000 for the three months ended March 31, 2025 and 2024, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2025 (remaining nine months)	$884,085
2026	1,103,576
2027	964,771
2028	655,332
2029	447,896
Thereafter	1,089,290
Total	$5,144,950

NOTE 12. GOODWILL

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of goodwill exceeds its estimated fair value.

There was no impairment of goodwill during the three months ended March 31, 2025 and 2024.

The changes in the carrying amount of goodwill as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024

Beginning balance	$2,212,000	$-
Acquisitions	-	2,212,000
Impairment	-	-
Ending balance	$2,212,000	$2,212,000

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2025 and December 31, 2024, accounts payable and accrued expenses consisted of:

	March 31, 2025	December 31, 2024
Trade creditors	$7,073,251	$5,133,782
Accrued expenses	898,376	997,752
Total	$7,971,627	$6,131,534

NOTE 14. DEBT

A breakdown of the Company’s debt as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025	December 31, 2024
Promissory note	$10,910,592	$11,623,392
Debt discount and issuance cost	(267,301)	(284,283)
Total debt, net of debt discount and issuance costs	10,643,291	11,339,109
Current portion of long-term debt	(1,766,419)	(2,200,210)
Current portion of debt discount and issuance cost	68,874	68,873
Long-term debt	$8,945,746	$9,207,772

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,662,000 and $1,809,000 as of March 31, 2025 and December 31, 2024, respectively. The Company incurred approximately $26,000 and $35,000 interest expense for the three months ended March 31, 2025 and 2024, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $560,000 and $595,000 in principal amount as of March 31, 2025 and December 31, 2024, respectively. The Company recognized interest expense of approximately $9,000 and $11,000 for the three months ended March 31, 2025, and 2024, respectively.

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

Upon the completion of the IPO, HCWC paid in full the principal amount of Notes and OID. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. At March 31, 2025, the outstanding principal balance of the Notes and debt discount related with the Notes were at $0.

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

On July 18, 2024 (the “Loan Effective Date”), the Company entered into a loan and security agreement with a private lender for a $7,500,000 loan (the “Acquisition Loan”). A portion of the Acquisition Loan proceeds were used to acquire GreenAcres Markets. The loan is guaranteed by all of the subsidiaries of the Company (the “Guarantors”) and secured by all of the assets of the Company and the Guarantors. The Acquisition Loan has a term of three years and interest accrues at a rate of 12% on amounts borrowed. The Acquisition Loan may be prepaid at any time at a premium in the amount of ten percent (10%) of the principal amount of the Acquisition Loan outstanding prior to such prepayment. Payments on the Acquisition Loan are required to be made as follows: $1,125,000 on first anniversary of the Loan Effective Date, $1,875,000 on the second anniversary of the Loan Effective Date, and the remaining outstanding principal balance of principal and accrued interest on the third anniversary of the Loan Effective Date. On March 2, 2025, the Company entered into an agreement with the Acquisition Loan holders to exchange $450,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 750,000 shares of the Company’s Class A common stock. Following this transaction, $7,050,000 in principal remains outstanding as of March 31, 2025 under the Loan and Security Agreement.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,639,000 and $1,720,000 as of March 31, 2025 and December 31, 2024, respectively. The Company incurred approximately $25,000 and $0 interest expense for the three months ended March 31, 2025 and 2024, respectively.

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

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2025 (remaining nine months)	$1,487,410
2026	3,016,526
2027	5,595,359
2028	534,923
2029	276,374
Total	$10,910,592

NOTE 15. LEASES

The Company has various lease agreements with terms up to 20 years. All the leases are classified as operating leases.

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2025 were as follows:

Payments due by period
2025 (remaining nine months)	$3,171,587
2026	3,833,066
2027	2,956,171
2028	2,280,186
2029	1,617,808
Thereafter	824,584
Total undiscounted operating lease payments	$14,683,402
Less: Imputed interest	(1,379,778)
Present value of operating lease liabilities	$13,303,624

The following table summarizes the Company’s operating leases:

Balance Sheet Classification	March 31, 2025	December 31, 2024
Right of use assets	$13,314,626	$14,232,240

Operating lease liability, current	$3,641,723	$3,596,987
Operating lease liability, net of current	9,661,901	10,584,431
Total operating lease liabilities	$13,303,624	$14,181,418

The amortization of the right-of-use assets of approximately $918,000 and $716,000 for the three months ended March 31, 2025 and 2024, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at March 31, 2025 and December 31, 2024:

Other Information	March 31, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	4 years	4 years
Weighted-average discount rate for operating leases	5.21%	5.19%

Rent expense for the three months ended March 31, 2025 and 2024 was approximately $976,000 and $923,000, respectively. It is included in selling, general and administrative expenses in the accompanying condensed consolidated carve-out statements of operations.

The components of lease expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$900,913	$637,101
Variable lease cost	58,787	207,546
Short-term lease cost	16,701	78,532
Total rent expense	$976,401	$923,179

The aggregate cash payments under the leasing arrangement were approximately $878,000 and $679,000 for the three months ended March 31, 2025 and 2024, respectively, were included in operating cash flows.

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

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. The accompanying condensed consolidated financial statements for three months ended March 31, 2024 include allocations of these expenses in the amount of $0.6 million. Following the Spin-Off, HCWC and HCMC entered into a Transition Services Agreement (“TSA”), under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time to manage HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. For the three months ended March 31, 2025, HCWC established its independent payroll system but continues to share certain staff with HCMC. HCMC and HCWC continue providing human resources, accounting, payroll processing, and other managerial services to each other based on the TSA. Management continued using 50% proportional cost allocation method to split the shared cost. HCWC directly funds its 50% share and records its 50% share as Operating Expenses in its financial statements. The pre-Spin-Off allocated amounts were not settled in cash and were included in the Net Parent’s Investment.

Investment by Parent

For the three months ended March 31, 2024, the net operating expenses of $0.7 million incurred by HCMC on behalf of the Company were included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Intercompany Receivable and Payable

Prior to Spin-Off, there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the condensed consolidated balance sheets. At the time of Spin-off, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany receivable balance of $1.2 million and $0.2 million from HCMC as of March 31, 2025 and December 31, 2024, respectively. The increased intercompany receivable balance was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period, as compliant with the TSA. HCWC’s cash advances to HCMC are transitional, short-term, and repayable within 12 months.

The intercompany receivable from HCMC is considered a financial asset subject to CECL. Management has determined that no allowance for credit losses is required as of March 31, 2025 and December 31, 2024, due to the short-term nature of the receivable, HCMC’s ability to fulfill obligations under the Transition Services Agreement (TSA). The Company will continue to monitor credit risk and adjust the allowance if conditions change.

Agreements with HCMC

The Company entered into several agreements with the former parent that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that will set forth HCMC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and the Company will provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that will govern the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and will include restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that will address employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, the HCMC will provide to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services will be determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Condensed Consolidated Statements of Operations based on the nature of the services.

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

On March 2, 2025, the Company entered into an agreement with certain note holders to exchange $450,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 750,000 shares of the Company’s Class A common stock. The exchange price of $0.60 per share equated to the closing bid price of the Company’s Class A common stock on February 28, 2025. Following this transaction, $7,050,000 in principal remains outstanding under the Loan and Security Agreement.

The Company is authorized to issue 40,000,000 shares of Series A convertible preferred stock with par value of $0.001, none of which have been previously issued. As of March 31, 2025, no shares of Series A convertible preferred stock are issued and outstanding.

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

As of March 31, 2025, 10,565,749 shares of class A common stock were outstanding.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2025. With respect to legal costs, we record such costs as incurred.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent event that would have required disclosure in the condensed consolidated financial statements.

On April 3, 2025, the Company entered into an agreement with certain note holders to exchange $500,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 1,136,364 shares of the Company’s Class A common stock. Following this transaction, $6,550,000 in principal remains outstanding under the Loan and Security Agreement.

On May 1, 2025, the Company entered into an agreement with the same note holders to exchange $362,727 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 863,636 shares of the Company’s Class A common stock. As of the date the Company files its 10-Q, 450,000 shares of common stock were issued in exchange for $189,000 of outstanding principal under the loan, leaving 413,636 shares of common stock to be issued and $173,727 of debt to be converted. Following this transaction, $6,361,000 in principal remains outstanding under the Loan and Security Agreement. The conversion has further strengthened the Company’s balance sheet by reducing its debt obligations.

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

Through its wholly owned subsidiaries, Healthy Choice Markets, Inc., Healthy Choice Markets 2, LLC, Healthy Choice Markets 3, LLC, Healthy Choice Markets IV, LLC, Healthy Choice Markets V, LLC and Healthy Choice Markets VI, LLC respectively, the Company operates:

●	Ada’s Natural Market, a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products, and natural household items.

●	Paradise Health & Nutrition’s three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Mother Earth’s Storehouse, an organic and health food and vitamin store in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Greens Natural Foods’ eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Ellwood Thompson’s, an organic and natural health food and vitamin store located in Richmond, Virginia.

●	GreenAcres Market, an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market is a chain of premier natural foods stores, offering organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

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

Liquidity

The unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of any uncertainties related to our going concern assessment. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2025, the Company had cash of approximately $1.8 million and negative working capital of $2.4 million.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2025 to 2024
	2025	2024	Change $
SALES	$20,259,606	$15,894,358	$4,365,248

COST OF SALES	12,407,696	9,839,981	2,567,715

GROSS PROFIT	7,851,910	6,054,377	1,797,533

OPERATING EXPENSES	8,261,585	6,656,123	1,605,462

LOSS FROM OPERATIONS	(409,675)	(601,746)	192,071

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(7,500)	-	(7,500)
Other income, net	2,496	3,355	(859)
Interest (expense) income, net	(297,731)	(103,072)	(194,659)
TOTAL (EXPENSE) INCOME, NET	(302,735)	(99,717)	(203,018)

NET LOSS	$(712,410)	$(701,463)	$(10,947)

Net sales increased $4.4 million to $20.3 million for the three months ended March 31, 2025 as compared to $15.9 million for the same period in 2024. The increase in grocery sales of $3.7 million was primarily due to the acquisition of GreenAcres Market acquired in July 2024, and increase in same-store sales of $0.7 million. The increase in same-store sales was mainly attributable to the success of our new customer loyalty program

Cost of goods sold for the three months ended March 31, 2025 and 2024 were $12.4 million and $9.8 million, respectively. The increase of $2.3 million is primarily due to the acquisition of GreenAcres Market, and in increase in same-store cost of goods sold of $0.3 million. Gross profit was $7.9 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. Gross margin as a percentage of sales increased approximately 0.7% as compared to the same period in prior year.

Total operating expenses for the three months ended March 31, 2025 and 2024 were $8.3 million and $6.7 million, respectively. The increase of $1.6 million is due to $1.3 million from the acquisition of GreenAcres Market and $0.5 million increase in professional fees, and offset by $0.2 million decrease in same-store insurance expense and payroll and benefits expense.

Total other (expenses) income, net of $0.3 million for the three months ended March 31, 2025 consists of net interest expense of $0.3 million, other miscellaneous expense of approximately $2,000, offset by $8,000 loss on debt extinguishment. Total other income (expense), net of $0.1 million for the three months ended March 31, 2024 primarily consists of interest expense of $103,000 and other miscellaneous income of $3,000.

Lease Commitments, Known Trends and Uncertainties

As of March 31, 2025, the Company has operating lease obligations totaling $13.3 million. The weighted-average remaining lease term is 4 years, with a weighted-average discount rate of 5.21%. Rent expense for the three months ended March 31, 2025 was $976,000, compared to $923,000 for the same period in 2024. This increase reflects new leases and variable payments expensed as incurred. We expect rent expense to rise incrementally over the next two years as additional leases reset to higher rates. Rising interest rates and inflation could increase the cost of future lease obligations. While the weighted-average discount rate increased marginally to 5.21% from 5.19% in 2024, a sustained rate hike environment may elevate borrowing costs for future lease liabilities.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in)
Operating activities	$1,092,748	$(2,548,569)
Investing activities	(127,419)	(74,220)
Financing activities	(1,229,383)	2,223,455
	$(264,054)	$(399,334)

Our net cash provided by operating activities of approximately $1.1 million for the three months ended March 31, 2025 resulted from a net loss of $0.7 million, offset by a non-cash adjustment of $2.0 million and a net cash usage of $0.2 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2024 resulted from a net loss of $0.7 million, offset by a non-cash adjustment of $1.8 million and a net cash usage of $3.6 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.1 million for the three months ended March 31, 2025 and 2024 is due to purchases of property and equipment.

The net cash used in financing activities of $1.2 million for the three months ended March 31, 2025 consists of principal payment on loan payable of $0.3 million and $0.9 million payment to related party. The net cash provided by financing activities of approximately $2.2 million for the three months ended March 31, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, $0.7 million of net parent investment from HCMC, and $0.2 million principal payment on loan payable.

At March 31, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Cash	$1,792,418	$2,056,472
Total assets	$34,085,209	$34,112,517
Cash as a percentage of total assets	5.26%	6.03%

The Company reported a net loss of $0.7 million for the three months ended March 31, 2025. The Company also had negative working capital of $2.4 million. The Company expects to continue incurring losses for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements.

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

	For The Three Months Ended March 31,
	2025	2024
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(712,410)	$(701,463)
Interest expense	297,731	103,072
Depreciation and amortization	429,990	363,141
EBITDA	15,311	(235,250)
Other income, net	5,004	(3,355)
Adjusted EBITDA	$20,315	$(238,605)

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2024 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

Seasonality

We do not consider our business to be seasonal.

Cybersecurity

We recognize that cybersecurity is of critical importance to our success. We are committed to maintaining robust cybersecurity and data protection and continuously evaluating the impact of cybersecurity threats, considering both immediate and potential long-term effects of these threats on our business strategy, operations, and financial condition. Our board oversees cybersecurity risks through quarterly updates from the Chief Operating Officer.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of March 31, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2025 and noted the material weaknesses as follows:

●	Failure to have properly documented and designed disclosure controls and procedures and testing of the operating effectiveness of our internal control over financial reporting.
●	Segregation of duties due to lack of personnel.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.
(b)	Management does not evidence independent preparer and reviewer of journal entries, to demonstrate adequate segregation of duties, and the precision of the review of journal entries.
(c)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;
(vi)	Review of Service-Level Agreements (SLAs) for all IT service relationships across the Company to ensure active SLAs are in place and enforced.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Following the Spin-Off, new corporate and governance functions, such as finance, tax and treasury, have been implemented in order to meet all regulatory requirements for a standalone public company. Further, the former parent will continue to provide various services and functions under the terms of the transition services agreement, many of which use a shared technology platform, including human resources, payroll and certain logistics functions. Except as detailed above, during the quarter ended March 31, 2025, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2025. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

In February 2025, our executive officers, through Schwab brokerage, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement is anticipated to commence in May, 2025, and expires after a twelve-month-period, unless earlier terminated in accordance with its terms, and covers the disposition of up to 2 million shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

HEALTHY CHOICE WELLNESS CORP.

Date: May 9, 2025	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 9, 2025	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

