Form 10-Q
period 2025-06-30
HEALTHY CHOICE WELLNESS CORP.
filed 2025-08-14
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 13,799,083 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,690,026	$2,056,472
Accounts receivable, net	452,712	509,763
Inventories	6,845,003	6,445,560
Prepaid expenses and vendor deposits	301,724	475,088
Due from related party	2,111,354	190,268
Other current assets	100,439	29,806
TOTAL CURRENT ASSETS	14,501,258	9,706,957

Property, plant, and equipment, net	1,908,634	1,976,469
Intangible assets, net	4,848,422	5,441,478
Goodwill	2,212,000	2,212,000
Right of use assets	12,386,466	14,232,240
Other assets	544,939	543,373
TOTAL ASSETS	$36,401,719	$34,112,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,461,148	$6,131,534
Contract liabilities	44,777	80,456
Current portion of loan payable	1,038,998	2,131,336
Operating lease liability, current	3,687,002	3,596,987
TOTAL CURRENT LIABILITIES	13,231,925	11,940,313

Loan payable, net of current portion	8,679,703	9,207,772
Operating lease liability, net of current	8,727,705	10,584,431
TOTAL LIABILITIES	30,639,333	31,732,516

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.001 par value per share, 500,000,000 shares authorized; 12,565,750 and 9,815,749 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	12,566	9,816
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 3,250 shares and 0 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	3	-
Additional paid-in capital	7,532,493	3,101,092
Accumulated deficit	(1,782,676)	(730,907)
TOTAL STOCKHOLDERS’ EQUITY	5,762,386	2,380,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,401,719	$34,112,517

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
SALES, NET	$20,199,979	$15,594,575	$40,459,585	$31,488,933

COST OF SALES	12,106,603	9,698,119	24,514,300	19,538,100

GROSS PROFIT	8,093,376	5,896,456	15,945,285	11,950,833

OPERATING EXPENSES	8,132,408	6,378,014	16,393,993	13,034,137

LOSS FROM OPERATIONS	(39,032)	(481,558)	(448,708)	(1,083,304)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(27,418)	-	(34,918)	-
Other (expense) income, net	(3,954)	3,828	(1,458)	7,183
Interest expense, net	(268,955)	(117,977)	(566,685)	(221,049)
TOTAL OTHER INCOME (EXPENSE), NET	(300,327)	(114,149)	(603,061)	(213,866)

LOSS BEFORE TAXES	(339,359)	(595,707)	(1,051,769)	(1,297,170)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(339,359)	$(595,707)	$(1,051,769)	$(1,297,170)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.06)	$(0.09)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	12,179,535	9,226,860	11,120,194	9,226,860

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2025	10,565,749	$10,566	-	$-	$3,557,842	$(1,443,317)	$2,125,091
Issuance of common stock for debt conversion	2,000,001	2,000	-	-	846,750	-	848,750
Issuance of Series A convertible preferred stock	-		3,250	3	3,127,901	-	3,127,904
Net loss	-	-	-	-	-	(339,359)	(339,359)
Balance – June 30, 2025	12,565,750	$12,566	3,250	$3	$7,532,493	$(1,782,676)	$5,762,386

	Common Stock		Net Transfer From Former	Accumulated
	Shares	Amount	Parent	Deficit	Total
Balance – April 1, 2024	-	$-	$8,981,866	$-	$8,981,866
Net transfer from parent	-	-	610,873	-	610,873
Net loss	-	-	(595,707)	-	(595,707)
Balance – June 30, 2024	-	$-	$8,997,032	$-	$8,997,032

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	9,815,749	$9,816	-	$-	$3,101,092	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	2,750,001	2,750	-	-	1,303,500	-	1,306,250
Issuance of Series A convertible preferred stock	-		3,250	3	3,127,901	-	3,127,904
Net loss	-	-	-	-	-	(1,051,769)	(1,051,769)
Balance – June 30, 2025	12,565,750	$12,566	3,250	$3	$7,532,493	$(1,782,676)	$5,762,386

	Common Stock		Net Transfer From Former	Accumulated
	Shares	Amount	Parent	Deficit	Total
Balance – January 1, 2024	-	$-	$8,988,122	$-	$8,988,122

Net transfer from parent	-	-	1,306,080	-	1,306,080
Net loss	-	-	(1,297,170)	-	(1,297,170)
Balance – June 30, 2024	-	$-	$8,997,032	$-	$8,997,032

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(1,051,769)	$(1,297,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	864,947	724,958
Amortization of debt discount and issuance cost	34,154	71,293
Loss on asset disposal	1,831	-
Non-cash interest expense	187,728	-
Amortization of right-of-use assets	1,845,774	1,437,961
Write-down of obsolete and slow-moving inventory	1,145,822	1,484,648
Gain on debt extinguishment	(6,477)	-
Changes in operating assets and liabilities:
Accounts receivable	57,051	(29,164)
Inventories	(1,545,265)	(1,253,076)
Prepaid expenses and vendor deposits	173,364	(11,586)
Other current assets	(70,633)	(40,300)
Due from related party	(2,399)	(2,062,238)
Other assets	(1,566)	(7,420)
Accounts payable and accrued expenses	2,329,613	(569,967)
Contract liabilities	(35,679)	(84,138)
Lease liabilities	(1,766,711)	(1,365,143)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,159,785	(3,001,342)

INVESTING ACTIVITIES
Purchases of property and equipment	(205,886)	(116,978)
NET CASH USED IN INVESTING ACTIVITIES	(205,886)	(116,978)

FINANCING ACTIVITIES
Proceeds from Series A preferred stock offering	3,127,904	-
Proceeds from security purchase agreement	-	1,700,000
Principal payments on loan payable	(529,561)	(346,094)
Investment from parent company	-	1,306,080
Due from related party	(1,918,688)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	679,655	2,659,986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,633,554	(458,334)
CASH — BEGINNING OF PERIOD	2,056,472	1,422,580
CASH — END OF PERIOD	$4,690,026	$964,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$380,030	$232,835
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt to equity conversion	$1,125,000	-

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

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY.

This center offer multiple vitamin drip mixes and intramuscular shots for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are IV vitamin mixes and shots for health, beauty, and re-hydration.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. A supplier is considered a concentration if it accounts for 10% or more of total purchases in a period. For the three months ended June 30, 2025, approximately 32% of our total purchases were from Kehe Distributors, LLC (“KeHe”), and 19% from Four Seasons Produce. For the three months ended June 30, 2024, approximately 36% of our total purchases were from UNFI and 20% of purchases were from Four Seasons Produce. For the six months ended June 30, 2025, approximately 29% of our total purchases were from KeHe, 17% of purchases were from Four Seasons Produce, and 11% of our total purchases were from UNFI. For the six months ended June 30, 2024, approximately 36% of our total purchases were from UNFI, and 18% from Four Seasons Produce.

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

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). As of June 30, 2025, HCWC has received $3.25 million of the committed $13.25 million, leaving the contractually obligated $10.0 million binding commitments to be fulfilled.

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

As of June 30, 2025, the Company had cash and cash equivalents of approximately $4.7 million and positive working capital of $1.3 million. For the six months ended June 30, 2025, the Company incurred net losses of approximately $1.1 million and cash provided by operating activities of approximately $2.2 million. The Company’s liquidity needs through June 30, 2025 have been satisfied through initial public offering, Series A convertible preferred stock offering and financing agreement with private lenders. Management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and concluded that no such substantial doubt exists.

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

On August 18, 2022, HCMC entered into a Securities Purchase Agreement pursuant to which the HCMC sold and issued 14,722 shares of its Series E Convertible Preferred Stock to institutional investors for $1,000 per share or an aggregate subscription of $13.25 million. This same group of investors committed to invest $13.25 million in HCWC after the Spin-Off and IPO transactions were completed. As such, HCWC entered into an agreement to sell shares of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with the gross proceeds from such offering expected to be $13.25 million. The institutional investors that acquired HCMC Series E Preferred Stock are contractually required to purchase the Series A Preferred Stock in the same dollar amounts as they invested in the HCMC Series E Preferred Stock (regardless of whether or not such HCMC Series E Preferred Stock has been converted into HCMC common stock).

On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of HCWC Preferred Stock with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the ‘Shares”) of its HCWC Preferred Stock to three investors for an aggregate subscription price of $3,250,000. As of June 30, 2025, the Company closed a $3.25 million offering, with binding commitments for an additional $10.0 million from the same investors who purchased HCMC Series E Preferred Stock.

The Company believes its cash on hand and the expected proceeds from the remaining $10.0 million equity commitment through its security offering noted above will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP.

The Company has historically operated as part of HCMC and not as a standalone company through the Spin-Off date. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period January 1, 2025 through June 30, 2025 are condensed consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC on September 13, 2024. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying condensed consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed consolidated financial statements. The condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC though the Spin-Off date. However, the amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the Company operated independently of HCMC. Related party allocations are discussed further in Note 16. The condensed consolidated financial statements do not include all the notes in the same detail as the annual 10-K filing.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2025, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three and six month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Net Parent Investment

The accompanying condensed consolidated financial statements were derived from the consolidated financial statements of HCMC on a carve-out basis though the Spin-Off date, and the condensed consolidated financial statements also include allocations of certain general, administrative, legal, and marketing expenses from HCMC. The primary components of the Net Parent Investment are intercompany balances other than related party payables, the allocation of shared costs, and funding received to cover any shortfall in operating cash requirements. Balances between HCMC and the Company that were not historically cash settled are included in Net Parent Investment. Net Parent Investment represents the cumulative investment by HCMC in the Company through the Spin-Off date. Upon Spin-Off, the Company reclassified the balance in net parent investment to additional paid-in capital.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in the cost of sales. The Company incurred shipping and handling costs of approximately $27,000 and $34,000 for the three months ended June 30, 2025 and 2024, and approximately $53,000 and $61,000 for the six months ended June 30, 2025 and 2024, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one financial institution, which is in excess of Federal Deposit Insurance Corporation (FDIC) coverage. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. As of June 30, 2025, December 31, 2024, and January 1, 2024, the contract liability balances were approximately $45,000, $80,000 and $208,000, respectively.

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

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our condensed consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss (“CECL”) model under ASC 326. Management has determined that no allowance for credit losses is required as of June 30, 2025 and December 31, 2024, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets in the three and six months period ended on June 30, 2025 and twelve months ended December 31, 2024.

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

During the three and six months ended June 30, 2025 and 2024, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses its advertising costs as incurred. The Company incurred advertising expenses of approximately $91,000 and $43,000 for the three months ended June 30, 2025 and 2024, and approximately $248,000 and $201,000 for the six months ended June 30, 2025 and 2024, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401K employer expense amounted to $37,000 and $22,000 for the three months ended June 30, 2025 and 2024, and $63,000 and $43,000 for the six months ended June 30, 2025 and 2024, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the three and six months ended June 30, 2025 and 2024.

On September 16, 2024, the Company separated from HCMC. As referenced in Note 1. Organization, the Separation resulted in the initial issuance of approximately 9.2 million shares of HCWC common stock. For purposes of computing basic and diluted earnings per common share for the three and six months ended June 30, 2024, the number of HCWC common shares issued upon separation and distribution was used to reflect the outstanding shares.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET LOSS	$(339,359)	$(595,707)	$(1,051,769)	$(1,297,170)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	12,179,535	9,226,860	11,120,194	9,226,860

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.06)	$(0.09)	$(0.14)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company had no uncertain tax positions as of June 30, 2025 and December 31, 2024.

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

The Company did not have finance leases as of June 30, 2025 and 2024. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC 842.

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

In November 2024, the FASB issued ASU 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution, which is in excess of FDIC coverage.

The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

A summary of the financial institution that had cash in excess of FDIC limits of $250,000 on June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024
Total cash in excess of FDIC limits of $250,000	$3,659,384	$715,852

The Company continually monitors its positions with, and the credit quality of the financial institutions with which it invests, as deposits are held in excess of federally insured limits. The Company has not experienced any losses in such accounts.

The following table provides a reconciliation of cash and cash equivalents to amounts shown in the unaudited condensed consolidated statements of cash flow:

	June 30, 2025	December 31, 2024
Cash	$4,690,026	$2,056,472

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 74% of the goods we sell from our top 20 suppliers for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, approximately 32% of our total purchases were from KeHe, and 19% of our total purchases were from Four Seasons Produce. For the three months ended June 30, 2024, approximately 36% of our total purchases were from UNFI and 20% from Four Seasons Produce. We purchased approximately 72% and 74% of the goods we sell from our top 20 suppliers for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, approximately 29% of our total purchases were from KeHe, 17% from Four Seasons Produce, and 11% of our total purchases were from UNFI. For the six months ended June 30, 2024, approximately 36% of our total purchases were from UNFI and 18% of our total purchases were from Four Seasons Produce. No other supplier exceeded 10% of total purchases in either periods. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

As mentioned, KeHe replaced UNFI and becomes our primary supplier of dry grocery and frozen food products starting from January 2025. Our customer distribution agreement with KeHe commenced from March 1, 2024 and has an initial term through February 28, 2027. Either party may terminate the agreement for defaults by the other party of certain provisions of the agreement. We are obligated to purchase a minimum annual volume of products from KeHe, except in certain defined circumstances when such purchasing obligation is excused. Pricing under our agreement with KeHe is on a “cost plus” basis. We believe KeHe has sufficient warehouse capacity and distribution technology to service our existing stores’ distribution needs for natural foods and products. Unlike certain other key suppliers, our relationship with Four Seasons Produce is not governed by a long-term contractual agreement, and purchases are made on a purchase-order basis.

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

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $734,000 and $66,000 for the three months ended June 30, 2025 and 2024, and approximately $1,062,000 and $179,000 for the six months ended June 30, 2025 and 2024, respectively. The Company’s accounts receivable amounted to approximately $453,000, $510,000 and $128,000 at June 30, 2025, December 31, 2024 and January 1, 2024, respectively.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, current conditions, and reasonable and supportable forecasts about the future. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $48,000 and $28,000 in credit loss as of June 30, 2025 and December 31, 2024, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $549,000 and $741,000 for the three months ended June 30, 2025 and 2024, and approximately $1,146,000 and $1,485,000 for the six months ended June 30, 2025 and 2024, respectively. The Company’s inventories consist primarily of merchandise available for resale.

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

The following table summarizes the significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advertising	$84,061	$43,161	$241,933	$201,230
Payroll and Benefits	3,917,799	3,200,050	7,814,401	6,522,601
Occupancy	1,859,964	1,450,702	3,683,410	2,870,911
Depreciation and Amortization	434,717	361,817	864,627	724,958
Bank Service Charges and Merchant Account Fees	362,079	305,093	762,348	605,632
Other selling, general and administrative expenses	485,621	406,318	947,538	802,725
Total significant reporting segment expenses	7,144,241	5,767,141	14,314,257	11,728,057
Unallocated amount	988,167	610,873	2,079,736	1,306,080
Total consolidated operating expenses	$8,132,408	$6,378,014	$16,393,993	$13,034,137

The following tables summarize the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment net operating income	$949,135	$129,315	$1,631,028	$222,776
Unallocated amount	(988,167)	(610,873)	(2,079,736)	(1,306,080)
Consolidated loss from operation	$(39,032)	$(481,558)	$(448,708)	$(1,083,304)

	June 30, 2025	December 31, 2024
Total reporting segment assets	$32,191,340	$30,698,054
Unallocated amount	4,210,379	3,414,463
Consolidated total assets	$36,401,719	$34,112,517

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail Grocery	$18,304,905	$13,364,836	$36,757,772	$26,802,107
Food service/restaurant	1,877,421	2,170,903	3,664,220	4,585,897
Online/eCommerce	17,653	58,836	37,593	100,929
Total revenue	$20,199,979	$15,594,575	$40,459,585	$31,488,933

The Company does not have significant revenue recognized over time due to the nature of retail store operations. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer. Revenue is recognized as follows:

●	Retail Sales: At the point of sale when payment is received, products are physically transferred, and title passes.
●	Advertising Services (CO-OP Revenue): When promotional materials are distributed to end-user customers.

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including GreenAcres Market, as if the business combination had occurred on January 1, 2024, the earliest period presented herein:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$20,199,979	$19,317,505	$40,459,585	$39,160,300
Net loss	$(339,359)	$(715,090)	$(1,051,769)	$(1,439,264)

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

NOTE 9. ASSETS HELD FOR SALE

On February 7, 2024, the Company closed the operation of the Saugerties, NY store. The decision was based on management’s plan to maximize the profitability of the grocery segment. The Company transferred all operating assets and liabilities to other neighboring stores. The building, which was owned by the Company, had a net carrying value of approximately $544,000 and was put up for sale in February at its fair market value. The Company had classified the building as held for sale in accordance with ASC 360, “Property, Plant, and Equipment.” The building was previously classified as property, plant, and equipment (PP&E) and included in long-term assets.

On July 24, 2024, the Company finalized the closing of Saugerties, NY building sale with all parties involved and received net proceeds of $695,000. The building was sold at fair market value of $749,000 and the Company paid approximately $54,000 in legal fees, commission and other miscellaneous expenses. The title and deed were transferred on the closing date.

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Displays	$319,524	$312,146
Furniture and fixtures	814,134	720,657
Leasehold improvements	2,056,336	1,991,953
Computer hardware & equipment	222,733	209,029
Other	733,746	710,682
	4,146,473	3,944,467
Less: accumulated depreciation and amortization	(2,237,839)	(1,967,998)
Total property, plant, and equipment	$1,908,634	$1,976,469

The Company incurred approximately $138,000 and $131,000 of depreciation expense for the three months ended June 30, 2025 and 2024, and approximately $272,000 and $265,000 of depreciation expense for the six months ended June 30, 2025 and 2024, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of June 30, 2025 and December 31, 2024:

June 30, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,657,221)	$2,786,779
Customer relationships	4-6 years	2,669,000	(1,777,472)	891,528
Non-compete	4-5 years	2,322,000	(1,151,885)	1,170,115
Intangible assets, net		$9,435,000	$(4,586,578)	$4,848,422

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,427,798)	$3,016,202
Customer relationships	4-6 years	2,669,000	(1,628,639)	1,040,361
Non-compete	4-5 years	2,322,000	(937,085)	1,384,915
Intangible assets, net		$9,435,000	$(3,993,522)	$5,441,478

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $297,000 and $230,000 for the three months ended June 30, 2025 and 2024, and approximately $593,000 and $460,000 for the six months ended June 30, 2025 and 2024, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2025 (remaining six months)	$587,556
2026	1,103,576
2027	964,771
2028	655,332
2029	447,896
Thereafter	1,089,291
Total	$4,848,422

NOTE 12. GOODWILL

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of goodwill exceeds its estimated fair value.

There was no impairment of goodwill during the three months ended June 30, 2025 and 2024.

The changes in the carrying amount of goodwill as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024

Beginning balance	$2,212,000	$-
Acquisitions	-	2,212,000
Ending balance	$2,212,000	$2,212,000

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2025 and December 31, 2024, accounts payable and accrued expenses consisted of:

	June 30, 2025	December 31, 2024
Trade creditors	$7,682,254	$5,133,782
Accrued expenses	778,894	997,752
Total	$8,461,148	$6,131,534

NOTE 14. DEBT

A breakdown of the Company’s debt as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025	December 31, 2024
Promissory note	$9,968,830	$11,623,392
Debt discount and issuance cost	(250,129)	(284,283)
Total debt, net of debt discount and issuance costs	9,718,701	11,339,109
Current portion of long-term debt	(1,107,872)	(2,200,210)
Current portion of debt discount and issuance cost	68,874	68,873
Long-term debt	$8,679,703	$9,207,772

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,512,000 and $1,809,000 as of June 30, 2025 and December 31, 2024, respectively. The Company incurred approximately $24,000 and $33,000 interest expense for the three months ended June 30, 2025 and 2024, and approximately $51,000 and $68,000 interest expense for the six months ended June 30, 2025 and 2024, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $524,000 and $595,000 in principal amount as of June 30, 2025 and December 31, 2024, respectively. The Company recognized interest expense of approximately $8,000 and $10,000 for the three months ended June 30, 2025, and 2024, and approximately $17,000 and $21,000 for the six months ended June 30, 2025, and 2024, respectively.

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

Upon the completion of the IPO, HCWC paid in full the principal amount of Notes and OID. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. At June 30, 2025, the outstanding principal balance of the Notes and debt discount related with the Notes were $0.

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

On May 1, 2025, the Company entered into an agreement with the same note holders to exchange $362,727 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 863,637 shares of the Company’s Class A common stock. On May 1, 2025, 450,000 shares of common stock were issued in exchange for $189,000 of outstanding debt including accrued interest under the loan. On May 13, 2025 413,636 shares of common stock were issued and $173,728 of accrued interest was converted into common stock. Following this transaction, $6,375,000 in principal remains outstanding under the Loan and Security Agreement. The conversion has further strengthened the Company’s balance sheet by reducing its debt obligations.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,557,000 and $1,720,000 as of June 30, 2025 and December 31, 2024, respectively. The Company incurred approximately $24,000 and $0 interest expense for the three months ended June 30, 2025 and 2024, and approximately $50,000 and $0 interest expense for the six months ended June 30, 2025 and 2024, respectively.

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

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2025 (remaining six months)	$545,648
2026	3,016,526
2027	5,595,359
2028	534,923
2029	276,374
Total	$9,968,830

NOTE 15. LEASES

The Company has various lease agreements with terms up to 20 years. All the leases are classified as operating leases.

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2025 were as follows:

Payments due by period
2025 (remaining six months)	$2,121,007
2026	3,923,741
2027	2,956,171
2028	2,280,186
2029	1,617,808
Thereafter	824,584
Total undiscounted operating lease payments	$13,723,497
Less: Imputed interest	(1,308,790)
Present value of operating lease liabilities	$12,414,707

The following table summarizes the Company’s operating leases:

Balance Sheet Classification	June 30, 2025	December 31, 2024
Right of use assets	$12,386,466	$14,232,240

Operating lease liability, current	$3,687,002	$3,596,987
Operating lease liability, net of current	8,727,705	10,584,431
Total operating lease liabilities	$12,414,707	$14,181,418

The amortization of the right-of-use assets of approximately $1,846,000 and $1,438,000 for the six months ended June 30, 2025 and 2024, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at June 30, 2025 and December 31, 2024:

Other Information	June 30, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	4 years	4 years
Weighted-average discount rate for operating leases	5.24%	5.19%

Rent expense for the three months ended June 30, 2025 and 2024 was approximately $974,000 and $940,000, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was approximately $1,951,000 and $1,864,000, respectively. It is included in selling, general and administrative expenses in the accompanying condensed consolidated carve-out statements of operations.

The components of lease expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$864,402	$643,036	$1,719,038	$1,280,138
Variable lease cost	46,163	218,165	104,950	425,711
Short-term lease cost	63,758	79,291	126,736	157,823
Total rent expense	$974,323	$940,492	$1,950,724	$1,863,672

The aggregate cash payments under the leasing arrangement were approximately $1,767,000 and $1,365,000 for the six months ended June 30, 2025 and 2024, respectively, were included in operating cash flows.

NOTE 16. RELATED PARTY TRANSACTIONS

Prior to the Spin-Off, the Company has not historically operated as a separate, stand-alone company and, accordingly, has had various relationships with HCMC whereby HCMC provided services to the Company as noted below. Related party transactions prior to Spin-Off include allocation of general corporate expenses and advances from parent.

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. The accompanying condensed consolidated financial statements for three and six months ended June 30, 2024 include allocations of these expenses in the amount of $0.7 million and $1.3 million. Following the Spin-Off, HCWC and HCMC entered into a Transition Services Agreement (“TSA”), under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time to manage HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. For the six months ended June 30, 2025, HCWC established its independent payroll system but continues to share certain staff with HCMC. HCMC and HCWC continue providing human resources, accounting, payroll processing, and other managerial services to each other based on the TSA. Management continued using 50% proportional cost allocation method to split the shared cost. HCWC directly funds its 50% share and records its 50% share as Operating Expenses in its financial statements. The pre-Spin-Off allocated amounts were not settled in cash and were included in the Net Parent’s Investment.

Investment by Parent

For the six months ended June 30, 2024, the net operating expenses of $1.3 million incurred by HCMC on behalf of the Company were included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Due from Related Party

Prior to Spin-Off, there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the condensed consolidated balance sheets. At the time of Spin-off, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany receivable balance of $2.1 million and $0.2 million from HCMC as of June 30, 2025 and December 31, 2024, respectively. The increased due from related party was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period, as compliant with the TSA. HCWC’s cash advances to HCMC are transitional, short-term, and repayable within 12 months.

The due from related party amount is considered a financial asset subject to CECL. Management has determined that no allowance for credit losses is required as of June 30, 2025 and December 31, 2024, due to the short-term nature of the receivable, HCMC’s ability to fulfill obligations under the Transition Services Agreement (TSA). The Company will continue to monitor credit risk and adjust the allowance if conditions change.

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

NOTE 17. STOCKHOLDERS’ EQUITY

Spin-Off

HCMC announced on August 22, 2022 that its Board of Directors approved separation of the Grocery business, including the wellness business, into an independent, publicly traded company (the “Spin-Off”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC, which operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Greens Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

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

On May 1, 2025, the Company entered into an agreement with the same note holders to exchange $362,727 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 863,637 shares of the Company’s Class A common stock. On May 1, 2025, 450,000 shares of common stock were issued in exchange for $189,000 of debt including accrued interest under the loan. On May 13, 2025, 413,636 shares of common stock were issued and $173,728 of debt including accrued interest were converted.

The Company is authorized to issue 40,000,000 shares of preferred stock with par value of $0.001. On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of Series A Convertible Preferred Stock (the “HCWC Preferred Stock”) with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the ‘Shares”) of the HCWC Preferred Stock to three investors (the “Purchasers”) for an aggregate subscription price of $3,250,000 (the “Offering”). The proceeds the Company received will be used for general corporate purposes and acquisitions. As of June 30, 2025, no preferred stock was converted into common stock.

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). As of June 30, 2025, $3.25 million of the HCWC Preferred Stock Offering was completed, leaving the contractually obligated $10.0 million binding commitments to be fulfilled.

As of June 30, 2025, 12,565,750 shares of class A common stock and 3,250 shares of Series A Convertible Preferred Stock were outstanding.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2025. With respect to legal costs, we record such costs as incurred.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following subsequent events that required disclosure in the condensed consolidated financial statements.

On July 15, 2025, the Company entered into an agreement (an “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s indebtedness (the “Notes”) to exchange in an aggregate amount of $1,000,000 of principal of the Notes for 2,500,000 shares of the Company’s Class A common stock at a price per share of $0.40 (the “Exchange”), the closing bid price of the Company’s Class A common stock on July 14, 2025. The Notes were issued pursuant to that Loan and Security Agreement (the “Credit Agreement”), dated as of July 18, 2024, among the Company and the lenders named therein. Following the Exchange, $5,375,000 remains unpaid pursuant to the Credit Agreement.

On July 2, 2025, the Company filed a registration statement on Form S-1 (File No.: 333-288471) with the Securities and Exchange Commission to register the resale of the 2,355,072 shares of Class A common stock issuable upon conversion of the HCWC Preferred Stock by the selling stockholders. HCWC Preferred Stock offering was closed on June 26, 2025. This registration statement on Form S-1 was declared effective on July 23, 2025.

On July 22, 2025 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission for the purpose of registering an aggregate of 2,626,968 shares of Class A common stock, par value $0.001 per share (“Class A Common Stock”) of Healthy Choice Wellness Corp., which have been authorized and reserved for issuance under the Healthy Choice Wellness Corp. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of equity-based awards in the form of incentive stock options, stock appreciation rights, restricted stock awards and other forms of awards to directors, employees and consultants of the Registrant. The 2024 Plan was adopted by the Board of Directors of the Registrant on August 21, 2024 and approved by the Company’s stockholders on August 21, 2024.

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

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY.

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

The Company currently and historically has reported net losses and cash outflows from operations. As of June 30, 2025, the Company had cash of approximately $4.7 million and positive working capital of $1.3 million.

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

Increased Competition: Food retail is a large and competitive industry. Our competition varies and includes national, regional, and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. In addition, we compete with restaurants and other dining options in the food-at-home and food-away-from-home markets. The opening and closing of competitive stores, as well as restaurants and other dining options, in regions where we operate will affect our results. In addition, changing consumer preferences with respect to food choices and to dining out or at home can impact us. We also expect increased product supply and downward pressure on prices to continue and impact on our operating results in the future.

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2025 to 2024
	2025	2024	Change $
SALES	$20,199,979	$15,594,575	$4,605,404

COST OF SALES	12,106,603	9,698,119	2,408,484

GROSS PROFIT	8,093,376	5,896,456	2,196,920

OPERATING EXPENSES	8,132,408	6,378,014	1,754,394

LOSS FROM OPERATIONS	(39,032)	(481,558)	442,526

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(27,418)	-	(27,418)
Other (expense) income, net	(3,954)	3,828	(7,782)
Interest expense, net	(268,955)	(117,977)	(150,978)
TOTAL OTHER EXPENSE, NET	(300,327)	(114,149)	(186,178)

NET LOSS	$(339,359)	$(595,707)	$256,348

Net sales increased $4.6 million to $20.2 million for the three months ended June 30, 2025 as compared to $15.6 million for the same period in 2024. The increase in grocery sales of $3.5 million was primarily due to the acquisition of GreenAcres Market acquired in July 2024, and increase in same-store sales of $1.1 million. The increase in same-store sales was mainly attributable to the success of our new customer loyalty program and CO-OP program.

Cost of goods sold for the three months ended June 30, 2025 and 2024 were $12.1 million and $9.7 million, respectively. The increase of $2.2 million is primarily due to the acquisition of GreenAcres Market, and in increase in same-store cost of goods sold of $0.2 million. Gross profit was $8.1 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively. Gross margin as a percentage of sales increased approximately 2.3% as compared to the same period in prior year.

Total operating expenses for the three months ended June 30, 2025 and 2024 were $8.1 million and $6.4 million, respectively. The total increase of $1.7 million consists of $1.4 million increase from the acquisition of GreenAcres Market and $0.3 million same-store increase in insurance expense and taxes, license and permit expenses.

Total other expenses, net of $0.3 million for the three months ended June 30, 2025 consists of net interest expense of approximately $269,000, other miscellaneous expense of approximately $4,000, and $27,000 loss on debt extinguishment. Total other expense, net of $0.1 million for the three months ended June 30, 2024 primarily consists of interest expense of $118,000 and other miscellaneous income of $4,000.

The following table sets forth our unaudited condensed consolidated Statements of Operations for the six months ended June 30, 2025 and 2024 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2025 to 2024
	2025	2024	Change $
SALES	$40,459,585	$31,488,933	$8,970,652

COST OF SALES	24,514,300	19,538,100	4,976,200

GROSS PROFIT	15,945,285	11,950,833	3,994,452

OPERATING EXPENSES	16,393,993	13,034,137	3,359,856

LOSS FROM OPERATIONS	(448,708)	(1,083,304)	634,596

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(34,918)	-	(34,918)
Other (expense) income, net	(1,458)	7,183	(8,641)
Interest (expense) income, net	(566,685)	(221,049)	(345,636)
TOTAL OTHER EXPENSE, NET	(603,061)	(213,866)	(389,195)

NET LOSS	$(1,051,769)	$(1,297,170)	$245,401

Net sales increased $9.0 million to $40.5 million for the six months ended June 30, 2025 as compared to $31.5 million for the same period in 2024. The increase in grocery sales of $7.2 million was primarily due to the acquisition of GreenAcres Market acquired in July 2024, and increase in same-store sales of $1.8 million. The increase in same-store sales was mainly attributable to the success of our new customer loyalty program and CO-OP program.

Cost of goods sold for the six months ended June 30, 2025 and 2024 were $24.5 million and $19.5 million, respectively. The increase of $4.4 million is primarily due to the acquisition of GreenAcres Market, and an increase in same-store cost of goods sold of $0.6 million. Gross profit was $15.9 million and $12.0 million for the six months ended June 30, 2025 and 2024, respectively. Gross margin as a percentage of sales increased approximately 1.5% as compared to the same period in prior year.

Total operating expenses for the six months ended June 30, 2025 and 2024 were $16.4 million and $13.0 million, respectively. The increase of $3.4 million is due to $2.7 million from the acquisition of GreenAcres Market and $0.7 million increase in professional fees and tax, license and permit expenses.

Total other expenses, net of $0.6 million for the six months ended June 30, 2025 consists of net interest expense of $567,000, other miscellaneous expense of approximately $1,000, and $35,000 loss on debt extinguishment. Total other expense, net of $0.2 million for the six months ended June 30, 2024 primarily consists of interest expense of $221,000 and other miscellaneous income of $7,000.

Lease Commitments, Known Trends and Uncertainties

As of June 30, 2025, the Company has operating lease obligations totaling $12.4 million. The weighted-average remaining lease term is 4 years, with a weighted-average discount rate of 5.24%. Rent expense for the three months ended June 30, 2025 was $974,000, compared to $940,000 for the same period in 2024. Rent expense for the six months ended June 30, 2025 was $1,951,000, compared to $1,864,000 for the same period in 2024. These increases reflect new leases and variable payments expensed as incurred. We expect rent expense to rise incrementally over the next two years as additional leases reset to higher rates. Rising interest rates and inflation could increase the cost of future lease obligations. While the weighted-average discount rate increased marginally to 5.24% from 5.19% in 2024, a sustained rate hike environment may elevate borrowing costs for future lease liabilities.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$2,159,785	$(3,001,342)
Investing activities	(205,886)	(116,978)
Financing activities	679,655	2,659,986
	$2,633,554	$(458,334)

Our net cash provided by operating activities of approximately $2.2 million for the six months ended June 30, 2025 resulted from a net loss of $1.1 million, offset by a non-cash adjustment of $4.1 million and a net cash usage of $0.8 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $3.0 million for the six months ended June 30, 2024 resulted from a net loss of $1.3 million, offset by a non-cash adjustment of $3.7 million and a net cash usage of $5.4 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.2 million for the six months ended June 30, 2025 and net cash used in investing activities of $0.1 million for the six months ended June 30, 2024 were due to purchases of property and equipment.

The net cash provided by financing activities of $0.7 million for the six months ended June 30, 2025 consists of net proceeds of $3.1 million from HCWC Preferred Stock offering, principal payment on loan payable of $0.5 million and $1.9 million payment to related party. The net cash provided by financing activities of approximately $2.7 million for the six months ended June 30, 2024 consists of cash proceeds of $1.7 million from Securities Purchase Agreement (“SPA”) signed on January 18, 2024, $1.3 million of net parent investment from HCMC, and $0.3 million principal payment on loan payable.

At June 30, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in one financial institution and is generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash. The following table presents the Company’s cash position as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Cash	$4,690,026	$2,056,472
Total assets	$36,401,719	$34,112,517
Cash as a percentage of total assets	12.88%	6.03%

The Company reported a net loss of $1.1 million for the six months ended June 30, 2025. The Company also had positive working capital of $1.3 million. The Company expects to continue incurring losses for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements. These estimates include useful lives and impairment of long-lived assets, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(339,359)	$(595,707)	$(1,051,769)	$(1,297,170)
Interest expense	268,955	117,977	566,685	221,049
Depreciation and amortization	434,957	361,817	864,947	724,958
EBITDA	364,553	(115,913)	379,863	(351,163)
Other income, net	31,372	(3,828)	36,376	(7,183)
Adjusted EBITDA	$395,925	$(119,741)	$416,239	$(358,346)

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of June 30, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2025 and noted the material weaknesses as follows:

●	Management does not evidence independent preparer and reviewer of journal entries, to demonstrate adequate segregation of duties, and the precision of the review of journal entries.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.
(b)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;
(vi)	Review of Service-Level Agreements (SLAs) for all IT service relationships across the Company to ensure active SLAs are in place and enforced.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Following the Spin-Off, new corporate and governance functions, such as finance, tax and treasury, have been implemented in order to meet all regulatory requirements for a standalone public company. Further, the former parent will continue to provide various services and functions under the terms of the transition services agreement, many of which use a shared technology platform, including human resources, payroll and certain logistics functions. Except as detailed above, during the quarter ended June 30, 2025, there were no significant changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2025. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended June 30, 2025, the Company issued 2,750,001 shares of Class A common stock to the Holders in exchange for $1.3 million of indebtedness pursuant to the Notes. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the above referenced Company Class A common stock, pursuant to Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder as involving an exchange by the Company exclusively with its security holders. No commission or other remuneration was paid or given for soliciting the exchange transactions. Other exemptions may apply.

On June 20, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares of its Series A Convertible Preferred Stock (the “HCWC Preferred Stock”) to three investors (the “Purchasers”) for an aggregate subscription price of $3,250,000 (the “Offering”). The HCWC Preferred Stock is currently convertible into 2,339,252 shares of Class A common stock at a conversion price of $1.38 per share. The Offering was completed on June 26, 2025. The SPA amended and restated the Securities Purchase Agreement entered into between HCWC and the Purchasers on May 12, 2025. The issuances of the HCWC Preferred Stock and the shares of Class A common stock issuable upon conversion thereof were exempt from registration pursuant to the provisions Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, as promulgated by the Commission. The shares of HCWC Preferred Stock and the shares of Class A common stock into which they may be converted constitute restricted securities that may not be offered or sold absent their registration for resale or the availability of an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

In February 2025, our executive officers, through Schwab brokerage, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commenced in May 2025, and expires after a twelve-month-period, unless earlier terminated in accordance with its terms, and covers the disposition of up to 2 million shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. To date, no shares have been sold pursuant to these trading arrangements.

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

HEALTHY CHOICE WELLNESS CORP.

Date: August 14, 2025	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 14, 2025	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

