Form 10-Q
period 2025-09-30
HEALTHY CHOICE WELLNESS CORP.
filed 2025-10-20
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	HCWC	NYSE American

As of October 17, 2025, there were 15,065,750 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,000,387	$2,056,472
Accounts receivable, net	463,329	509,763
Inventories	6,019,930	6,445,560
Prepaid expenses and vendor deposits	284,968	475,088
Due from related party	3,177,907	190,268
Other current assets	216,745	29,806
TOTAL CURRENT ASSETS	13,163,266	9,706,957

Property, plant, and equipment, net	1,815,557	1,976,469
Intangible assets, net	4,551,893	5,441,478
Goodwill	2,212,000	2,212,000
Right of use assets	11,447,506	14,232,240
Other assets	541,123	543,373
TOTAL ASSETS	$33,731,345	$34,112,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,809,017	$6,131,534
Contract liabilities	39,089	80,456
Current portion of loan payable	1,930,699	2,131,336
Operating lease liability, current	3,675,818	3,596,987
TOTAL CURRENT LIABILITIES	13,454,623	11,940,313

Loan payable, net of current portion	6,534,578	9,207,772
Operating lease liability, net of current	7,828,397	10,584,431
TOTAL LIABILITIES	27,817,598	31,732,516

COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.001 par value per share, 500,000,000 shares authorized; 15,065,750 and 9,815,749 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	15,066	9,816
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 3,250 shares and 0 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	3	-
Additional paid-in capital	8,905,493	3,101,092
Accumulated deficit	(3,006,815)	(730,907)
TOTAL STOCKHOLDERS’ EQUITY	5,913,747	2,380,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,731,345	$34,112,517

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
SALES, NET	$19,039,927	$18,229,463	$59,499,512	$49,718,396

COST OF SALES	11,648,298	11,227,644	36,162,598	30,765,744

GROSS PROFIT	7,391,629	7,001,819	23,336,914	18,952,652

OPERATING EXPENSES, NET
Selling, general and administrative	8,001,051	7,579,388	24,395,045	20,613,526
Gain on sale of asset	-	(205,146)	-	(205,146)
TOTAL OPERATING EXPENSES, NET	8,001,051	7,374,242	24,395,045	20,408,380

LOSS FROM OPERATIONS	(609,422)	(372,423)	(1,058,131)	(1,455,728)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(375,500)	(1,888,889)	(410,418)	(1,888,889)
Other income (expense), net	2,096	(486)	639	6,697
Interest expense, net	(241,313)	(396,709)	(807,998)	(617,758)
TOTAL OTHER INCOME (EXPENSE), NET	(614,717)	(2,286,084)	(1,217,777)	(2,499,950)

LOSS BEFORE TAXES	(1,224,139)	(2,658,507)	(2,275,908)	(3,955,678)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	$(1,224,139)	$(2,658,507)	$(2,275,908)	$(3,955,678)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.29)	$(0.19)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	13,715,025	9,308,866	11,994,643	9,254,394

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2025	12,565,750	$12,566	3,250	$3	$7,532,493	$(1,782,676)	$5,762,386
Issuance of common stock for debt conversion	2,500,000	2,500	-	-	1,373,000	-	1,375,500
Net loss	-	-	-	-	-	(1,224,139)	(1,224,139)
Balance – September 30, 2025	15,065,750	$15,066	3,250	$3	$8,905,493	$(3,006,815)	$5,913,747

	Common Stock		Additional Paid-In	Net Investment From	Accumulated
	Shares	Amount	Capital	Parent	Deficit	Total
Balance – July 1, 2024	-	$-	$-	$8,997,032	$-	$8,997,032
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-	-	(7,878,514)	-	(7,878,514)
Net loss	-	-	-	(2,478,388)	(180,119)	(2,658,507)
Balance – September 30, 2024	9,815,749	$9,816	$3,101,092	$-	$(180,119)	$2,930,789

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	9,815,749	$9,816	-	$-	$3,101,092	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	5,250,001	5,250	-	-	2,676,500	-	2,681,750
Issuance of Series A convertible preferred stock	-	-	3,250	3	3,127,901	-	3,127,904
Net loss	-	-	-	-	-	(2,275,908)	(2,275,908)
Balance – September 30, 2025	15,065,750	$15,066	3,250	$3	$8,905,493	$(3,006,815)	$5,913,747

	Common Stock		Additional Paid-In	Net Investment From	Accumulated
	Shares	Amount	Capital	Parent	Deficit	Total
Balance – January 1, 2024	-	-	-	8,988,122	-	8,988,122
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-	-	(6,572,433)	-	(6,572,433)
Net loss	-	-	-	(3,775,559)	(180,119)	(3,955,678)
Balance – September 30, 2024	9,815,749	$9,816	$3,101,092	$-	$(180,119)	$2,930,789

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(2,275,908)	$(3,955,678)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,297,234	1,148,158
Gain on sale of building	-	(205,146)
Amortization of debt discount and issuance cost	51,514	-
Loss on asset disposal	1,831	-
Non-cash interest expense	187,728	115,944
Amortization of right-of-use assets	2,784,734	2,353,880
Write-down of obsolete and slow-moving inventory	2,063,991	2,157,287
Loss on debt extinguishment	369,023	1,888,889
Changes in operating assets and liabilities:
Accounts receivable	46,434	(211,705)
Inventories	(1,638,361)	(1,997,075)
Prepaid expenses and vendor deposits	190,120	(109,846)
Other current assets	(186,939)	(34,024)
Due from related party	(1,428)	(2,638,730)
Other assets	2,250	(83,482)
Accounts payable and accrued expenses	1,677,481	5,201
Contract liabilities	(41,367)	(157,972)
Lease liabilities	(2,677,203)	(2,240,021)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,851,134	(3,964,320)

INVESTING ACTIVITIES
Payment for acquisition	-	(5,475,000)
Proceeds from sale of Saugerties, NY building	-	749,000
Purchases of property and equipment	(248,567)	(145,680)
NET CASH USED IN INVESTING ACTIVITIES	(248,567)	(4,871,680)

FINANCING ACTIVITIES
Proceeds from Series A preferred stock offering	3,127,904	-
Proceeds from security purchase agreement	-	1,700,000
Proceeds from acquisition loan	-	7,500,000
Proceeds from initial public offering	-	2,580,000
Proceeds from warrant exercised	-	1,889
Principal payments on loan payable	(800,345)	(2,294,221)
Investment from parent company	-	1,736,412
Due from related party	(2,986,211)	(2,023,953)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(658,652)	9,200,127

NET INCREASE IN CASH AND CASH EQUIVALENTS	943,915	364,127
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	2,056,472	1,422,580
CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,000,387	$1,786,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$554,454	$513,605
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Promissory note related to acquisition	$-	$1,825,000
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$4,609,608
Debt to equity conversion	$2,125,000	$-

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. A supplier is considered a concentration if it accounts for 10% or more of total purchases in a period. For the three months ended September 30, 2025, approximately 33% of our total purchases were from Kehe Distributors, LLC (“KeHe”), and 19% from Four Seasons Produce. For the three months ended September 30, 2024, approximately 21% of our total purchases were from UNFI, 16% of purchases were from Four Seasons Produce, and 16% of purchases were from KeHe. For the nine months ended September 30, 2025, approximately 30% of our total purchases were from KeHe, 17% of purchases were from Four Seasons Produce, and 10% of our total purchases were from UNFI. For the nine months ended September 30, 2024, approximately 30% of our total purchases were from UNFI, and 18% from Four Seasons Produce.

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

Prior to the Spin-Off, HCMC secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). On April 11, 2025, the parties to the SPA entered into an Eighth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to October 31, 2025. As of September 30, 2025, HCWC has received $3.25 million of the committed $13.25 million, leaving the contractually obligated $10.0 million binding commitments to be fulfilled. The parties, which comprise of the institutional investors that participated in the Spin-off as described above, have communicated their intent to further extend the Completion Date. For further details regarding the remaining $10.0 million commitment and its significance to the Company’s liquidity, see Note 2 - Going Concern.

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

As of September 30, 2025, the Company had cash and cash equivalents of approximately $3.0 million and negative working capital of $0.3 million. For the nine months ended September 30, 2025, the Company incurred net losses of approximately $2.3 million and cash provided by operating activities of approximately $1.9 million. The Company’s liquidity needs through September 30, 2025 have been satisfied through initial public offering, Series A convertible preferred stock offering and financing agreement with private lenders.

The Company has a binding contractual commitment for $10.0 million in additional equity financing from investors. This commitment is pursuant to the HCMC Series E SPA, which requires the purchasers to buy Series A Convertible Preferred Stock of HCWC. On April 11, 2025, the parties to the SPA entered into an Eighth Amendment, amending the completion date for this investment to October 31, 2025. Management believes the receipt of these funds is probable and will provide sufficient capital to meet the Company’s operating and working capital needs for the foreseeable future.

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

On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of HCWC Preferred Stock with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the ‘Shares”) of its HCWC Preferred Stock to the same institutional investors for an aggregate subscription price of $3,250,000. As of September 30, 2025, the Company closed a $3.25 million offering, with binding commitments to purchase an additional $10.0 million in Preferred Stock from the same investors who purchased HCMC Series E Preferred Stock. On April 11, 2025, HCMC and the parties participated the HCMC Series E SPA entered into an Eighth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to October 31, 2025. The parties, which comprise of the institutional investors that participated in the Spin-off as described above, have communicated their intent to further extend the Completion Date.

The Company believes its cash on hand and the expected proceeds from the remaining $10.0 million equity commitment above will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP.

The Company has historically operated as part of HCMC and not as a standalone company through the Spin-Off date. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period January 1, 2025 through September 30, 2025 are condensed consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC on September 13, 2024. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying condensed consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the condensed consolidated financial statements. The condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC though the Spin-Off date. However, the amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had the Company operated independently of HCMC. Related party allocations are discussed further in Note 16. The condensed consolidated financial statements do not include all the notes in the same detail as the annual 10-K filing.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and makes decisions on a consolidated basis.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three and nine month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited 2024 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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

Net Parent Investment

The accompanying condensed consolidated financial statements for year 2024 were derived from the consolidated financial statements of HCMC on a carve-out basis though the Spin-Off date, and the condensed consolidated financial statements also include allocations of certain general, administrative, legal, and marketing expenses from HCMC. The primary components of the Net Parent Investment are intercompany balances other than related party payables, the allocation of shared costs, and funding received to cover any shortfall in operating cash requirements. Balances between HCMC and the Company that were not historically cash settled are included in Net Parent Investment. Net Parent Investment represents the cumulative investment by HCMC in the Company through the Spin-Off date. Upon Spin-Off, the Company reclassified the balance in net parent investment to additional paid-in capital.

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

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers;
●	identify performance obligations;
●	determine transaction price;
●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and
●	recognize revenue as performance obligations are satisfied.

The Company does not have significant revenue recognized over time due to the nature of retail store operations. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in the cost of sales. The Company incurred shipping and handling costs of approximately $37,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $90,000 and $99,000 for the nine months ended September 30, 2025 and 2024, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. Our cash equivalents are comprised of money market funds held in brokerage account. The Company’s cash is deposited with major financial institutions, and at times, account balances may exceed federally insured limits. The Company has not experienced any losses on its cash accounts and believes it is not exposed to any significant credit risk on its cash. The Company’s money market funds are not insured by the Federal Deposit Insurance Corporation (“FDIC”). This account is protected by the Securities Investor Protection Corporation (“SIPC”), which protects against the loss of cash and securities in the event of a brokerage failure, subject to certain limitations. SIPC protection does not cover market losses on investments.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. As of September 30, 2025, December 31, 2024, and January 1, 2024, the contract liability balances were approximately $39,000, $80,000 and $208,000, respectively.

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

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our condensed consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss (“CECL”) model under ASC 326. Management has determined that no allowance for credit losses is required as of September 30, 2025 and December 31, 2024, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets such as property and equipment and amortized intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceeds their fair value. There were no triggering events that would indicate impairment of long-lived assets in the three and nine months period ended on September 30, 2025 and twelve months ended December 31, 2024.

Goodwill

The Company assesses the carrying amounts of goodwill for recoverability on at least an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists. In performing the Company’s analysis of goodwill, the Company first evaluates qualitative factors, including relevant events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for the Company. Our annual impairment test is conducted on September 30 of each year or more often if deemed necessary.

In July 2024, the Company acquired GreenAcres Market and recorded goodwill of $2,212,000 from the acquisition.

During the three and nine months ended September 30, 2025 and 2024, there were no goodwill impairment charges recognized by the Company in the unaudited interim condensed consolidated statements of operations.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses its advertising costs as incurred. The Company incurred advertising expenses of approximately $77,000 and $154,000 for the three months ended September 30, 2025 and 2024, and approximately $326,000 and $356,000 for the nine months ended September 30, 2025 and 2024, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401K employer expense amounted to $39,000 and $23,000 for the three months ended September 30, 2025 and 2024, and $123,000 and $59,000 for the nine months ended September 30, 2025 and 2024, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET LOSS	$(1,224,139)	$(2,658,507)	$(2,275,908)	$(3,955,678)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	13,715,025	9,308,866	11,994,643	9,254,394

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.29)	$(0.19)	$(0.43)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company had no uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease cost primarily represents the difference between the actual property tax obligations for the period and the initial estimates included in the Company’s lease liability. The Company’s lease liability includes an estimate for future property tax payments over the lease term. Variable lease payments are recognized as lease expense as they are incurred.

The Company did not have finance leases as of September 30, 2025 and 2024. If the Company enters into a finance lease in the future, it will be accounted for in accordance with ASC 842.

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

Business Combination

The Company applies the provisions of ASC 805 in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing identifiable assets and liabilities, including intangible assets of acquired businesses at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the condensed consolidated statements of operations immediately as a gain or loss on acquisition. Acquisition-related expenses are expensed as incurred and are recorded in operating expenses in the condensed consolidated statements of operations.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The Update is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this new guidance on its consolidated financial statements, particularly as it relates to its accounts receivable and due from related party balances.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this Update clarify and expand the existing guidance on capitalizing implementation costs for cloud computing arrangements that are service contracts. The Update is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted for any interim period. The Company is currently evaluating the impact of this guidance on its accounting for cloud-based software arrangements.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

A summary of the financial institutions that had cash in excess of FDIC limits of $250,000 on September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024
Total cash in excess of FDIC limits of $250,000	$139,321	$715,852

A summary of the financial institution that had cash in excess of SIPC limits of $500,000 on September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024
Total cash equivalents in excess of SIPC limits of $500,000	$1,509,307	$-

Our investments in money market funds are recorded at fair value, and funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The following table summarizes cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

Level 1	September 30, 2025	December 31, 2024
Money market funds	$2,009,307	$-

The following table provides a reconciliation of cash and cash equivalents to amounts shown in the unaudited condensed consolidated statements of cash flow:

	September 30, 2025	December 31, 2024
Cash	$991,080	$2,056,472
Cash equivalents	2,009,307	-
Total cash and cash equivalents	$3,000,387	$2,056,472

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 76% and 71% of the goods we sell from our top 20 suppliers for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, approximately 33% of our total purchases were from KeHe, and 19% of our total purchases were from Four Seasons Produce. For the three months ended September 30, 2024, approximately 21% of our total purchases were from UNFI, 16% from KeHe, and 16% from Four Seasons Produce. We purchased approximately 73% and 71% of the goods we sell from our top 20 suppliers for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, approximately 30% of our total purchases were from KeHe, 17% from Four Seasons Produce, and 10% of our total purchases were from UNFI. For the nine months ended September 30, 2024, approximately 30% of our total purchases were from UNFI and 18% of our total purchases were from Four Seasons Produce. No other supplier exceeded 10% of total purchases in either periods. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $886,000 and $294,000 for the three months ended September 30, 2025 and 2024, and approximately $1,949,000 and $473,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s accounts receivable amounted to approximately $463,000, $510,000 and $128,000 at September 30, 2025, December 31, 2024 and January 1, 2024, respectively.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, current conditions, and reasonable and supportable forecasts about the future. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $24,000 and $28,000 in credit loss as of September 30, 2025 and December 31, 2024, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $918,000 and $673,000 for the three months ended September 30, 2025 and 2024, and approximately $2,064,000 and $2,157,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s inventories consist primarily of merchandise available for resale.

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

The following table summarizes the significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising	$63,205	$154,321	$305,138	$355,551
Payroll and Benefits	3,834,186	3,674,710	11,648,587	10,197,311
Occupancy	1,917,730	1,842,423	5,601,140	4,713,334
Depreciation and Amortization	432,047	423,200	1,296,674	1,148,158
Bank Service Charges and Merchant Account Fees	342,415	353,426	1,104,763	959,058
Other selling, general and administrative expenses	454,063	361,404	1,401,602	1,164,130
Total significant reporting segment expenses	7,043,646	6,809,484	21,357,904	18,537,542
Unallocated amount	957,405	564,758	3,037,141	1,870,838
Total consolidated operating expenses	$8,001,051	$7,374,242	$24,395,045	$20,408,380

The following tables summarize the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment net operating income	$348,246	$192,335	$1,979,274	$415,111
Unallocated amount	(957,668)	(564,758)	(3,037,405)	(1,870,839)
Consolidated loss from operation	$(609,422)	$(372,423)	$(1,058,131)	$(1,455,728)

	September 30, 2025	December 31, 2024
Total reporting segment assets	$30,878,491	$30,698,054
Unallocated amount	2,852,854	3,414,463
Consolidated total assets	$33,731,345	$34,112,517

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retail Grocery	$17,210,331	$16,172,524	$53,968,103	$43,074,745
Food service/restaurant	1,825,349	2,056,875	5,489,569	6,642,771
Online/eCommerce	4,247	64	41,840	880
Total revenue	$19,039,927	$18,229,463	$59,499,512	$49,718,396

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company, including GreenAcres Market, as if the business combination had occurred on January 1, 2024, the earliest period presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$19,039,927	$18,949,723	$59,499,512	$58,110,023
Net loss	$(1,224,139)	$(2,800,968)	$(2,275,908)	$(4,240,233)

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

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Displays	$121,450	$312,146
Furniture and fixtures	816,605	720,657
Leasehold improvements	2,078,560	1,991,953
Computer hardware & equipment	223,906	209,029
Other	939,134	710,682
	4,179,655	3,944,467
Less: accumulated depreciation and amortization	(2,364,098)	(1,967,998)
Total property, plant, and equipment	$1,815,557	$1,976,469

The Company incurred approximately $136,000 and $139,000 of depreciation expense for the three months ended September 30, 2025 and 2024, and approximately $408,000 and $404,000 of depreciation expense for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of September 30, 2025 and December 31, 2024:

September 30, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,771,932)	$2,672,068
Customer relationships	4-6 years	2,669,000	(1,851,889)	817,111
Non-compete	4-5 years	2,322,000	(1,259,286)	1,062,714
Intangible assets, net		$9,435,000	$(4,883,107)	$4,551,893

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,427,798)	$3,016,202
Customer relationships	4-6 years	2,669,000	(1,628,639)	1,040,361
Non-compete	4-5 years	2,322,000	(937,085)	1,384,915
Intangible assets, net		$9,435,000	$(3,993,522)	$5,441,478

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $296,000 and $284,000 for the three months ended September 30, 2025 and 2024, and approximately $889,000 and $745,000 for the nine months ended September 30, 2025 and 2024, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2025 (remaining three months)	$291,028
2026	1,103,576
2027	964,771
2028	655,332
2029	447,896
Thereafter	1,089,290
Total	$4,551,893

NOTE 12. GOODWILL

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of goodwill exceeds its estimated fair value.

There was no impairment of goodwill during the three and nine months ended September 30, 2025 and 2024.

The changes in the carrying amount of goodwill as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024

Beginning balance	$2,212,000	$-
Acquisitions	-	2,212,000
Ending balance	$2,212,000	$2,212,000

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2025 and December 31, 2024, accounts payable and accrued expenses consisted of:

	September 30, 2025	December 31, 2024
Trade creditors	$6,901,996	$5,133,782
Accrued expenses	907,021	997,752
Total	$7,809,017	$6,131,534

NOTE 14. DEBT

A breakdown of the Company’s debt as of September 30, 2025 and December 31, 2024 is presented below:

	September 30, 2025	December 31, 2024
Promissory note	$8,698,047	$11,623,392
Debt discount and issuance cost	(232,770)	(284,283)
Total debt, net of debt discount and issuance costs	8,465,277	11,339,109
Current portion of long-term debt	(1,999,572)	(2,200,210)
Current portion of debt discount and issuance cost	68,873	68,873
Long-term debt	$6,534,578	$9,207,772

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,360,000 and $1,809,000 as of September 30, 2025 and December 31, 2024, respectively. The Company incurred approximately $22,000 and $31,000 interest expense for the three months ended September 30, 2025 and 2024, and approximately $73,000 and $99,000 interest expense for the nine months ended September 30, 2025 and 2024, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $489,000 and $595,000 in principal amount as of September 30, 2025 and December 31, 2024, respectively. The Company recognized interest expense of approximately $8,000 and $10,000 for the three months ended September 30, 2025, and 2024, and approximately $25,000 and $31,000 for the nine months ended September 30, 2025, and 2024, respectively.

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

Upon the completion of the IPO, HCWC paid in full the principal amount of Notes and OID. HCWC incurred approximately $23,500 of debt issuance costs in connection with the issuance of the Notes, which, together with the OID of approximately $189,000, was recorded as a debt discount and was amortized over the life of the Notes using the straight-line method since such method was not materially different from the interest method. At September 30, 2025, the outstanding principal balance of the Notes and debt discount related with the Notes were $0.

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

On July 15, 2025, the Company entered into an agreement with the same note holders to exchange $1,000,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 2,500,000 shares of the Company’s Class A common stock. On July 16, 2025, 600,000 shares of common stock were issued in exchange for $240,000 of outstanding debt including accrued interest under the loan. On July 29, 2025, 633,333 shares of common stock were issued and $253,333 outstanding debt was converted into common stock. On September 11, 2025, 500,000 shares of common stock were issued and $200,000 outstanding debt was converted into common stock. On September 16, 2025, 766,667 shares of common stock were issued and $306,667 outstanding debt was converted into common stock. Following these transactions, $5,375,000 in principal remains outstanding under the Loan and Security Agreement. The conversions have further strengthened the Company’s balance sheet by reducing its debt obligations.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of GreenAcres Market. The outstanding balance was approximately $1,475,000 and $1,720,000 as of September 30, 2025 and December 31, 2024, respectively. The Company incurred approximately $23,000 and $13,000 interest expense for the three months ended September 30, 2025 and 2024, and approximately $73,000 and $13,000 interest expense for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2025 (remaining three months)	$274,865
2026	2,016,526
2027	5,595,359
2028	534,923
2029	276,374
Total	$8,698,047

NOTE 15. LEASES

The Company has various lease agreements with terms up to 20 years. All the leases are classified as operating leases.

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2025 were as follows:

Payments due by period
2025 (remaining three months)	$1,059,652
2026	3,923,741
2027	2,956,171
2028	2,280,186
2029	1,617,808
Thereafter	824,584
Total undiscounted operating lease payments	$12,662,142
Less: Imputed interest	(1,157,927)
Present value of operating lease liabilities	$11,504,215

The following table summarizes the Company’s operating leases:

Balance Sheet Classification	September 30, 2025	December 31, 2024
Right of use assets	$11,447,506	$14,232,240

Operating lease liability, current	$3,675,818	$3,596,987
Operating lease liability, net of current	7,828,397	10,584,431
Total operating lease liabilities	$11,504,215	$14,181,418

The amortization of the right-of-use assets of approximately $2,785,000 and $2,354,000 for the nine months ended September 30, 2025 and 2024, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at September 30, 2025 and December 31, 2024:

Other Information	September 30, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	4 years	4 years
Weighted-average discount rate for operating leases	5.27%	5.19%

Rent expense for the three months ended September 30, 2025 and 2024 was approximately $968,000 and $1,160,000, respectively. Rent expense for the nine months ended September 30, 2025 and 2024 was approximately $2,918,000 and $3,024,000, respectively. It is included in selling, general and administrative expenses in the accompanying condensed consolidated carve-out statements of operations.

The components of lease expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$688,241	$835,861	$2,040,208	$2,115,175
Variable lease cost	28,735	243,970	133,685	670,506
Short-term lease cost	250,718	80,058	744,526	237,880
Total rent expense	$967,694	$1,159,889	$2,918,419	$3,023,561

The aggregate cash payments under the leasing arrangements were approximately $2,677,000 and $2,240,000 for the nine months ended September 30, 2025 and 2024, respectively, were included in operating cash flows.

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

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. The accompanying condensed consolidated financial statements for three and nine months ended September 30, 2024 include allocations of these expenses in the amount of $0.6 million and $1.7 million. Following the Spin-Off, HCWC and HCMC entered into a Transition Services Agreement (“TSA”), under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time to manage HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. For the nine months ended September 30, 2025, HCWC established its independent payroll system but continues to share certain staff with HCMC. HCMC and HCWC continue providing human resources, accounting, payroll processing, and other managerial services to each other based on the TSA. Management continued using 50% proportional cost allocation method to split the shared cost. HCWC directly funds its 50% share and records its 50% share as Operating Expenses in its financial statements. The pre-Spin-Off allocated amounts were not settled in cash and were included in the Net Parent’s Investment.

Investment by Parent

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the Company were included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Due from Related Party

Prior to Spin-Off, there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the condensed consolidated balance sheets. At the time of Spin-off, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany receivable balance of $3.2 million and $0.2 million from HCMC as of September 30, 2025 and December 31, 2024, respectively. The increased due from related party was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period, as compliant with the TSA. HCWC’s cash advances to HCMC are transitional, short-term, and repayable within 12 months.

The due from related party amount is considered a financial asset subject to CECL. Management has determined that no allowance for credit losses is required as of September 30, 2025 and December 31, 2024, due to the short-term nature of the receivable, and HCMC’s ability to fulfill obligations under the Transition Services Agreement (TSA). The Company will continue to monitor credit risk and adjust the allowance if conditions change.

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

Debt Conversion

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

On July 15, 2025, the Company entered into an agreement with the same note holders to exchange $1,000,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 2,500,000 shares of the Company’s Class A common stock. On July 16, 2025, 600,000 shares of common stock were issued in exchange for $240,000 of outstanding debt including accrued interest under the loan. On July 29, 2025, 633,333 shares of common stock were issued and $253,333 outstanding debt was converted into common stock. On September 11, 2025, 500,000 shares of common stock were issued and $200,000 outstanding debt was converted into common stock. On September 16, 2025, 766,667 shares of common stock were issued and $306,667 outstanding debt was converted into common stock. Following these transactions, $5,375,000 in principal remains outstanding under the Loan and Security Agreement. The conversions have further strengthened the Company’s balance sheet by reducing its debt obligations.

Series A Convertible Preferred Stock

The Company is authorized to issue 40,000,000 shares of preferred stock with par value of $0.001. On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of Series A Convertible Preferred Stock (the “HCWC Preferred Stock”) with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the ‘Shares”) of the HCWC Preferred Stock to three investors (the “Purchasers”) for an aggregate subscription price of $3,250,000 (the “Offering”). The proceeds the Company received will be used for general corporate purposes and acquisitions. As of September 30, 2025, no preferred stock was converted into common stock.

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). As of September 30, 2025, $3.25 million of the HCWC Preferred Stock Offering was completed, leaving the contractually obligated $10.0 million binding commitments to be fulfilled.

Approved Equity Grants

On September 18, 2025, the Compensation Committee of the Company’s Board of Directors approved the future grant of an aggregate of 2.6 million shares of restricted Class A common stock to certain employees, directors, and service providers of the Company, pursuant to the Company’s 2024 Equity Incentive Plan. The restricted stock awards, which will be subject to the execution of individual Restricted Stock Award Agreements, are generally scheduled to vest in eight equal quarterly installments over a two-year period, commencing three months from the issuance date. The awards also contain accelerated vesting provision in connection with material transactions of the Company. As of September 30, 2025, these grants had not yet been issued, and therefore, no stock-based compensation expense related to these awards has been recognized in the accompanying condensed consolidated financial statements.

As of September 30, 2025, 15,065,750 shares of class A common stock and 3,250 shares of Series A Convertible Preferred Stock were outstanding.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company successfully resolved the complaint for a $5,000 settlement fee in September 2025. The Company recognized $5,000 in litigation settlement expense in the Condensed Consolidated Statements of Operations.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2025. With respect to legal costs, we record such costs as incurred.

NOTE 19. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company has determined that there are no material subsequent events requiring recognition or disclosure.

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

The Company currently and historically has reported net losses and has reported cash inflows from operations this year. As of September 30, 2025, the Company had cash and cash equivalents of approximately $3.0 million and negative working capital of $0.3 million.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 that is used in the following discussions of our results of operations:

	Three Months Ended September 30,		2025 to 2024
	2025	2024	Change $
SALES	$19,039,927	$18,229,463	$810,464

COST OF SALES	11,648,298	11,227,644	420,654

GROSS PROFIT	7,391,629	7,001,819	389,810

OPERATING EXPENSES, NET	8,001,051	7,374,242	626,809

LOSS FROM OPERATIONS	(609,422)	(372,423)	(236,999)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(375,500)	(1,888,889)	1,513,389
Other income (expense), net	2,096	(486)	2,582
Interest expense, net	(241,313)	(396,709)	155,396
TOTAL OTHER EXPENSES, NET	(614,717)	(2,286,084)	1,671,367

NET LOSS	$(1,224,139)	$(2,658,507)	$1,434,368

Net sales increased $0.8 million to $19.0 million for the three months ended September 30, 2025 as compared to $18.2 million for the same period in 2024. The increase in grocery sales of $0.6 million was primarily due to the acquisition of GreenAcres Market acquired in July 2024, and increase in same-store sales of $0.2 million. The increase in same-store sales was mainly attributable to the success of our new customer loyalty program and CO-OP program.

Cost of goods sold for the three months ended September 30, 2025 and 2024 were $11.6 million and $11.2 million, respectively. The increase of $0.4 million is primarily due to the acquisition of GreenAcres Market. Gross profit was $7.4 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively. Gross margin as a percentage of sales increased approximately 0.4% as compared to the same period in prior year.

Total operating expenses for the three months ended September 30, 2025 and 2024 were $8.0 million and $7.4 million, respectively. The total increase of $0.6 million consists of $0.3 million increase from the acquisition of GreenAcres Market and $0.3 million same-store increase in insurance expense, professional fee, and taxes, license and permit expenses.

Total other expenses, net of $0.6 million for the three months ended September 30, 2025 consists of net interest expense of approximately $0.2 million, other miscellaneous income of approximately $2,000, and $0.4 million loss on debt extinguishment. Total other expense, net of $2.3 million for the three months ended September 30, 2024 consists of $1.9 million loss on warrant settlement, and net interest expense of $0.4 million.

The following table sets forth our unaudited condensed consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024 that is used in the following discussions of our results of operations:

	Nine Months Ended September 30,		2025 to 2024
	2025	2024	Change $
SALES	$59,499,512	$49,718,396	$9,781,116

COST OF SALES	36,162,598	30,765,744	5,396,854

GROSS PROFIT	23,336,914	18,952,652	4,384,262

OPERATING EXPENSES, NET	24,395,045	20,408,380	3,986,665

LOSS FROM OPERATIONS	(1,058,131)	(1,455,728)	397,597

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(410,418)	(1,888,889)	1,478,471
Other income (expense), net	639	6,697	(6,058)
Interest (expense) income, net	(807,998)	(617,758)	(190,240)
TOTAL OTHER EXPENSES, NET	(1,217,777)	(2,499,950)	1,282,173

NET LOSS	$(2,275,908)	$(3,955,678)	$1,679,770

Net sales increased $9.8 million to $59.5 million for the nine months ended September 30, 2025 as compared to $49.7 million for the same period in 2024. The increase in grocery sales of $7.8 million was primarily due to the acquisition of GreenAcres Market acquired in July 2024, and increase in same-store sales of $2.0 million. The increase in same-store sales was mainly attributable to the success of our new customer loyalty program and CO-OP program.

Cost of goods sold for the nine months ended September 30, 2025 and 2024 were $36.2 million and $30.8 million, respectively. The increase of $4.8 million is primarily due to the acquisition of GreenAcres Market, and an increase in same-store cost of goods sold of $0.6 million. Gross profit was $23.3 million and $19.0 million for the nine months ended September 30, 2025 and 2024, respectively. Gross margin as a percentage of sales increased approximately 1.1% as compared to the same period in prior year.

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $24.4 million and $20.4 million, respectively. The increase of $4.0 million consist of $3.0 million from the acquisition of GreenAcres Market and $1.0 million increase in professional fees, insurance, and tax, license and permit expenses.

Total other expenses, net of $1.2 million for the nine months ended September 30, 2025 consists of net interest expense of $0.8 million, other miscellaneous income of approximately $1,000, and $0.4 million loss on debt extinguishment. Total other expenses, net of $2.5 million for the nine months ended September 30, 2024 consists of $1.9 million loss on warrant settlement, and net interest expense of $0.6 million, offset by $7,000 other miscellaneous income.

Lease Commitments, Known Trends and Uncertainties

As of September 30, 2025, the Company has operating lease obligations totaling $11.5 million. The weighted-average remaining lease term is 4 years, with a weighted-average discount rate of 5.27%. Rent expense for the three months ended September 30, 2025 was $1.0 million, compared to $1.2 million for the same period in 2024. Rent expense for the nine months ended September 30, 2025 was $2.9 million, compared to $3.0 million for the same period in 2024. The overall decrease is primarily attributable to a significant reduction in variable lease costs, which are primarily based on property taxes and are expensed as incurred. Looking forward, we expect overall rent expense to be influenced by two key factors: the expiration of certain leases and potential new commitments at market rates, and fluctuations in variable costs, primarily property taxes, which are inherently uncertain but have trended lower in the current year. Rising interest rates and inflation could increase the cost of future lease obligations. While the weighted-average discount rate increased marginally to 5.27% from 5.19% in 2024, a sustained rate hike environment may elevate borrowing costs for future lease liabilities.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in)
Operating activities	$1,851,134	$(3,964,320)
Investing activities	(248,567)	(4,871,680)
Financing activities	(658,652)	9,200,127
	$943,915	$364,127

Our net cash provided by operating activities of approximately $1.9 million for the nine months ended September 30, 2025 resulted from a net loss of $2.3 million, offset by a non-cash adjustment of $6.8 million and a net cash usage of $2.6 million from changes in operating assets and liabilities. Our net cash used in operating activities of approximately $4.0 million for the nine months ended September 30, 2024 resulted from resulted from a net loss of $4.0 million, offset by a non-cash adjustment of $7.5 million and a net cash usage of $7.5 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.2 million for the nine months ended September 30, 2025 was due to purchases of property and equipment. The net cash used in investing activities of $4.9 million for the nine months ended September 30, 2024 consists of $5.5 million payment for GreenAcres Market acquisition, $0.1 million purchases of property and equipment, offset by $0.7 million proceeds from sale of Saugerties building.

The net cash used in financing activities of $0.7 million for the nine months ended September 30, 2025 consists of net proceeds of $3.1 million from HCWC Preferred Stock offering, principal payment on loan payable of $0.8 million and $3.0 million cash advance to related party. The net cash provided by financing activities of $9.2 million for the nine months ended September 30, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement (“SPA”) signed on January 18, 2024, $7.5 million cash proceeds from Loan and Security Agreement signed on July 18, 2024, $2.6 million cash proceed from initial public offering, $1.7 million net parent investment from HCMC, $2,000 cash proceeds from warrant exercise, offset by principal payment on loan payable of $2.3 million and $2.0 million payment to related party.

At September 30, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash and cash equivalents balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in two financial institutions. The portion of our balance held as cash deposits in these institutions is generally in excess of the FDIC insurance limit.

The Company has not experienced any losses on its cash or cash equivalents. The following table presents the Company’s cash position as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$3,000,387	$2,056,472
Total assets	$33,731,345	$34,112,517
Cash as a percentage of total assets	8.89%	6.03%

The Company reported a net loss of $2.3 million for the nine months ended September 30, 2025. The Company also had negative working capital of $0.3 million. The Company expects to continue incurring losses for the foreseeable future.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(1,224,139)	$(2,658,507)	$(2,275,908)	$(3,955,678)
Interest expense	241,313	396,709	807,998	617,758
Depreciation and amortization	432,287	423,200	1,297,234	1,148,158
EBITDA	(550,539)	(1,838,598)	(170,676)	(2,189,762)
Loss on debt settlement	375,500	1,888,889	410,418	1,888,889
Gain on sale of Saugerties building	-	(205,146)	-	(205,146)
Other (expenses) income, net	(2,096)	486	(639)	(6,697)
Adjusted EBITDA	$(177,135)	$(154,369)	$239,103	$(512,716)

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of September 30, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2025 and noted the material weaknesses as follows:

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

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of September 30, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financing Reporting

Following the Spin-Off, new corporate and governance functions, such as finance, tax and treasury, have been implemented in order to meet all regulatory requirements for a standalone public company. Further, the former parent will continue to provide various services and functions under the terms of the transition services agreement, many of which use a shared technology platform, including human resources, payroll and certain logistics functions. Except as detailed above, during the nine months ended September 30, 2025, there were no significant changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 31, 2024, one of the Company’s subsidiaries, Healthy Choice Markets IV, LLC, was served with a lawsuit filed by a former employee alleging violations of state and federal wage and hour laws. The Company successfully resolved the complaint for a $5,000 settlement fee in September 2025. The Company recognized $5,000 in litigation settlement expense in the Condensed Consolidated Statements of Operations.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of September 30, 2025. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine months ended September 30, 2025, the Company issued 5,250,001 shares of Class A common stock to the Holders in exchange for $2.1 million of indebtedness pursuant to the Notes. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the above referenced Company Class A common stock, pursuant to Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder as involving an exchange by the Company exclusively with its security holders. No commission or other remuneration was paid or given for soliciting the exchange transactions. Other exemptions may apply.

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

HEALTHY CHOICE WELLNESS CORP.

Date: October 17, 2025	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: October 17, 2025	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

