Form 10-K
period 2025-12-31
HEALTHY CHOICE WELLNESS CORP.
filed 2026-03-16
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter was approximately $11.4 million based on the September 30, 2025 closing price of $0.76 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,750,825 shares outstanding as of March 16, 2026.

i

PART I

Item 1. Business.

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiaries, the Company operates:

●	Healthy Choice Markets, Inc. (DBA Ada’s Natural Market), a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets 2, LLC (DBA Paradise Health & Nutrition), operating three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets 3, LLC (DBA Mother Earth’s Storehouse), an organic and health food and vitamin chain in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Healthy Choice Markets IV, LLC (DBA Green’s Natural Foods), managing eight stores in New York and New Jersey, offering a selection of 100% organic produce, all-natural and non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Healthy Choice Markets V, LLC (DBA Ellwood Thompson’s), an organic and natural health food and vitamin store located in Richmond, Virginia.

●	Healthy Choice Markets VI, LLC (DBA GreenAcres Market), an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market offers organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

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

Prior to the Spin-Off, HCMC secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). On October 30, 2025, the parties to the HCMC Series E SPA entered into a Ninth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to April 1, 2027. As of December 31, 2025, HCWC has received $5.25 million of the committed $13.25 million, leaving the contractually obligated $8.0 million binding commitments to be fulfilled. The parties, which comprise of the institutional investors that participated in the Spin-off as described above, have communicated their intent to further extend the Completion Date. For further details regarding the remaining $8.0 million commitment and its significance to the Company’s liquidity, see Note 2 - Going Concern.

NATURAL AND ORGANIC GROCERIES AND DIETARY SUPPLEMENTS BUSINESS

Local. Organic. Fresh. Three words that define Healthy Choice Markets! With Ada’s Natural Market, a full-service grocery store and Greenleaf Grill, Ada’s flagship fast casual in-store restaurant, serving Fort Myers, FL, along with the eight Green’s Natural Foods Stores in New Jersey and New York, three Paradise Health & Nutrition locations in the greater Melbourne, FL area, one Mother Earth’s Storehouse location in Hudson Valley, NY, one Ellwood Thompson store located in Richmond Virginia, five GreenAcres Market stores located in Oklahoma and Kansas, all serving their respective local communities, our stores provide all-natural and organic products in a friendly and helpful atmosphere, with aisles of traditional grocery complete with frozen, healthy home, vitamins & supplements, health & beauty, fresh produce, hormone and antibiotic free meats and bulk foods. Ada’s Natural Market, Green’s Natural Foods, Paradise Health & Nutrition, Mother Earth’s Storehouse, Ellwood Thompson’s and GreenAcres Market all offer chef-prepared ready-to-go foods and fresh-baked-daily baked goods.

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

Sourcing and Vendors. We source from approximately 1,000 suppliers and offer over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. For the years ended December 31, 2025, approximately 31% of our total purchases were from Kehe Distributors, LLC (“Kehe”), 17% of purchases were from Four Seasons Produce, and 10% of our total purchases were from UNFI. For the year ended December 31, 2024, approximately 25% of our total purchases were from UNFI, 17% from Four Seasons Produce, and 12% from Kehe. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

Our Employees

As of December 31, 2025, HCWC employed approximately 430 employees across its retail, warehouse, and corporate operations. Our employees are central to delivering our mission of providing exceptional service and products to our customers. Commitment to our employees is one of our founding principles. Employees are eligible for health, long-term disability, vision and dental insurance coverage, as well as Company paid short-term disability and life insurance benefits, after they meet eligibility requirements. Additionally, our employees are offered a 401(k) retirement savings plan with discretionary contribution matching opportunities. This further offers our employees the opportunity to become more familiar with our products, which we believe improves the customer service our employees are able to provide. We believe these and other factors result in higher retention rates and encourage our employees to appreciate our culture, which helps them better promote our brand.

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

Segment Information

The Company has two operating segments: Grocery and Wellness. These operating segments have been aggregated into a single reportable segment in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting, because they have similar economic characteristics and are similar with respect to the nature of the products sold, the product acquisition process, the types of customers served, the methods used to distribute products, and the nature of the regulatory environment.

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

The Company currently and historically has reported net losses and cash outflows from operations. Cash and cash equivalents increased to approximately $3.0 million as of December 31, 2025, compared to $2.1 million as of December 31, 2024, driven by increased sales and improved sales margin. Working capital deficit increased from negative $2.2 million as of December 31, 2024, to negative $2.7 million as of December 31, 2025, primarily due to increase in trade payable and accrued liabilities. Net losses improved to $3.9 million for the year ending December 31, 2025 from $4.5 million for the year ended December 31, 2024. Net cash provided by operating activities increased to $1.0 million in 2025 from $3.1 million cash used in operations in 2024, respectively.

The Company’s liquidity needs through December 31, 2025 have been satisfied through the initial public offering and financing agreement with private lenders.

Management has made plans to reduce certain costs and raise needed capital, however there can be no assurance the Company can successfully implement these plans. The Company contracted a third-party consultant, whose expertise is streamlining operations, to identify areas of improvement and cost savings. The Company enacted the consultant’s recommendations to realize savings and achieve profitability. The Company plans on evaluating non-performing stores and continuing to expand via acquisition which will help achieve profitability. Also, the Company is formulating plans to raise capital from outside investors and from equity offerings, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions.

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

On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of HCWC Preferred Stock with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares of its HCWC Preferred Stock to the same institutional investors for an aggregate subscription price of $3,250,000. On November 11, 2025, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 2,000 shares of the HCWC Preferred Stock to investors for an aggregate subscription price of $2,000,000. As of December 31, 2025, the Company has sold $5.25 million of HCWC Preferred Stock, with binding commitments to purchase an additional $8.0 million in Preferred Stock from the same investors who purchased HCMC Series E Preferred Stock. On October 30, 2025, HCMC and the parties who participated the HCMC Series E SPA entered into a Ninth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to April 1, 2027. The Ninth Amendment to the HCMC Series E SPA extends the timeframe for these same institutional investors to fulfill their remaining contractual commitment to purchase the additional $8.0 million of HCWC Series A Preferred Stock.

The Company believes that its cash on hand, together with the operational initiatives described above, including cost reductions, working capital improvements, store optimization, and the committed $8.0 million equity financing anticipated to be raised by April 1, 2027, will enable the Company to meet its obligations and capital requirements for at least the twelve months from the date these consolidated financial statements are issued. Accordingly, no adjustment has been made to the consolidated financial statements to account for this uncertainty.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

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

Item 2. Properties.

The Company operates its business from numerous facilities in Florida, Virginia, New York, New Jersey, Kansas and Oklahoma. These leased facilities include our headquarters location, warehouse and retail stores. In addition to real estate leases, the Company also leases mission-critical data center equipment under a long-term finance lease to support its corporate and store operations.

As of December 31, 2025, we had 19 retail stores in Florida, New York, New Jersey, Virginia, Kansas and Oklahoma, which aggregate approximately 181,000 square feet, 19 stores are leased by our grocery stores. The Company considers these retail store locations strategically important to its operations, serving key markets in the Southeastern, Northeastern, and Midwestern United States. The Company believes the properties used by our grocery stores are in good operating condition and are suitable for the conduct of its business.

Our headquarters and warehouse are located in Hollywood, Florida which aggregates approximately 10,000 square feet.

Item 3. Legal Proceedings.

No response is required under Item 103 of Regulation S-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently listed on the NYSE American exchange under the symbol “HCWC”.

As of March 16, 2026, there were approximately 177 stockholders of record for our common stock. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

As of March 16, 2026, the last reported sale price of our common stock on the NYSE American exchange was $0.28 per share.

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

Factors Affecting Our Performance

We believe the following factors affect our performance:

Retail: We believe the operating performance of our retail stores will affect our revenue and financial performance. The Company has four natural and organic groceries and dietary supplement stores located in Florida, nine located in New York and New Jersey, one store in Virginia, as well as five stores in Kansas and Oklahoma.

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

Overview and Significant Events

The following material events significantly affected the Company’s financial condition and results of operations for the year ended December 31, 2025:

1.	Standalone Operations: Following the Spin-Off from HCMC in September 2024, the Company operated as an independent, publicly-traded entity for the full year, incurring standalone public company costs.
2.	Strategic Acquisition: The acquisition of GreenAcres Market in July 2024 was the primary driver of revenue growth, adding five stores and contributing significantly to sales.
3.	Liquidity and Capital Resources: The Company has incurred net losses and negative working capital. Management’s plans to address this, including cost-reduction initiatives and a committed equity financing, are critical to continuing as a going concern (see detailed discussion in Liquidity and Capital Resources).
4.	Related-Party Transaction: The settlement of an intercompany receivable with HCMC resulted in a non-cash investment asset.
5.	Internal Controls: The Company is remediating material weaknesses in internal controls identified during the year.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 which is used in the following discussions of our results of operations:

	For the Years Ended December 31,		2025 to 2024
	2025	2024	Change $
SALES	$78,205,678	$69,370,803	$8,834,875
COST OF SALES	47,548,514	42,305,494	5,243,020
GROSS PROFIT	30,657,164	27,065,309	3,591,855

OPERATING EXPENSES, NET
Selling, general and administrative	33,141,280	29,047,933	4,093,347
Gain on sale of asset	-	(205,146)	205,146
TOTAL OPERATING EXPENSES, NET	33,141,280	28,842,787	4,298,493

LOSS FROM OPERATIONS	(2,484,116)	(1,777,478)	(706,638)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(441,130)	(1,888,889)	1,447,759
Other income, net	2,315	8,552	(6,237)
Interest (expense) income, net	(1,012,871)	(848,651)	(164,220)
TOTAL OTHER (EXPENSE) INCOME, NET	(1,451,686)	(2,728,988)	1,277,302

NET LOSS	$(3,935,802)	$(4,506,466)	$570,664

Sales increased $8.8 million to $78.2 million for the year ended December 31, 2025 as compared to $69.4 million for the same period in 2024. The increase was primarily due to a full year of operations from the GreenAcres Market acquisition (acquired in July 2024), which contributed approximately $7.8 million, and a $1.0 million increase in same-store sales.

Cost of goods sold for the years ended December 31, 2025 and 2024 were $47.5 million and $42.3 million, respectively, an increase of $4.8 million was primarily a result of full year operations in 2025 of GreenAcres Market acquisition acquired in July 2024, and $0.4 million increase in same-store cost of goods sold.

Total operating expenses increased $4.3 million from $28.8 million for the year ended December 31, 2024 to $33.1 million for the year ended December 31, 2025. The increase of $3.0 million was a result of full year operations for the year ended December 31, 2025 of GreenAcres Market acquisition acquired in July 2024, $1.2 million increase in professional fee, taxes, license and permit, and $0.1 million increase in stock-based compensation expense.

Total other (expenses) income, net of $1.5 million for the year ended December 31, 2025 consists of $0.4 million loss on debt extinguishment, and net interest expense of $1.1 million. Total other (expenses) income, net of $2.7 million for the year ended December 31, 2024 consists of $1.9 million loss on debt extinguishment, and net interest expense of $0.8 million.

The year-over-year improvement in net loss was impacted by several significant items in 2024 that are not expected to recur with similar magnitude:

●	2024 benefited from a non-recurring gain of $0.2 million on the sale of our Saugerties, NY building. No similar gain was recorded in 2025.
●	2024 incurred certain non-recurring costs associated with the Spin-Off from HCMC and our initial public offering. While public company costs continue, the discrete, incremental costs of those transactions are not expected to repeat.

Lease Commitments, Known Trends and Uncertainties

Our retail operations are substantially dependent on leased facilities. As of December 31, 2025, we had total lease liabilities of $10.7 million, comprised of $10.6 million for operating leases (primarily for our 19 retail stores and headquarters) and $0.1 million for a finance lease on data center equipment. The weighted-average remaining lease term for operating lease is 4 years, with a weighted-average discount rate of 5.30%. Lease expense for the year ended December 31, 2025 was $3.9 million, compared to $4.2 million in 2024. The overall decrease is primarily attributable to a significant reduction in variable lease costs, which are primarily based on property taxes and are expensed as incurred. Looking forward, we expect overall lease expense to be influenced by two key factors: the expiration of certain leases and potential new commitments at market rates, and fluctuations in variable costs, primarily property taxes, which are inherently uncertain but have trended lower in the current year. Rising interest rates and inflation could increase the cost of future lease obligations. While the weighted-average discount rate increased marginally to 5.30% from 5.19% in 2024, a sustained rate hike environment may elevate borrowing costs for future lease liabilities.

Liquidity and Capital Resources

	For the Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$996,054	$(3,064,842)
Investing activities	(4,136,956)	(4,977,793)
Financing activities	4,104,048	8,676,527
Net increase in cash	$963,146	$633,892

Our net cash provided by operating activities of $1.0 million for the year ended December 31, 2025 resulted from our net loss of $3.9 million and a net cash usage of $3.8 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $8.7 million. Our net cash used in operating activities of $3.1 million for the year ended December 31, 2024 resulted from our net loss of $4.5 million and a net cash usage of $7.6 million from changes in operating assets and liabilities, offset by a non-cash adjustments of $9.0 million.

The net cash used in investing activities of $4.1 million for the year ended December 31, 2025 consists of $3.8 million payment to related party, and $0.3 million purchases of property and equipment, offset by the proceeds from sale of equipment. On December 31, 2025, the Company settled the outstanding $4.0 million receivable from HCMC (including the $3.8 million advanced during 2025 plus prior period amounts) by accepting 43.9 billion shares of HCMC common stock. This non-cash transaction converted the related party receivable into an equity method investment (see Note 13). The investment was initially recorded at the carrying amount of the receivable surrendered ($4.0 million), with no gain recognized, consistent with related party accounting guidance. The Company obtained a third-party valuation of the investment and determined that no impairment was necessary as of December 31, 2025. This transaction did not impact the Company’s cash position but reduced the related party receivable balance to zero as of year-end. The net cash used in investing activities of $5.0 million for the year ended December 31, 2024 consists of $5.5 million payment for GreenAcres Market acquisition, $0.2 million purchases of property and equipment, offset by $0.7 million proceeds from sale of Saugerties building.

The net cash provided by financing activities of $4.1 million for the year ended December 31, 2025 consists of net cash proceeds of $5.1 million from HCWC Series A Preferred Stock offering and principal payment on loan payable of $1.0 million. The net cash provided by financing activities of $8.7 million for the year ended December 31, 2024 consists of cash proceeds of $1.7 million from Security Purchase Agreement signed on January 18, 2024, $7.5 million cash proceeds from Loan and Security Agreement signed on July 18, 2024, $2.6 million cash proceeds from initial public offering, $1.7 million net parent investment from HCMC, $2,000 cash proceeds from warrant exercise, offset by principal payment on loan payable of $2.5 million and $2.3 million payment to HCMC.

At December 31, 2025 and December 31, 2024, we did not have any material financial guarantees or other contractual commitments with trade vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash and cash equivalents balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in two financial institutions. The portion of our balance held as cash deposits in these institutions is generally in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

The Company has not experienced any losses on its cash or cash equivalents. The following table presents the Company’s cash position as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$3,019,618	$2,056,472
Total assets	$33,497,719	$34,112,517
Cash and cash equivalents as a percentage of total assets	9.0%	6.0%

As of December 31, 2025, the Company had cash and cash equivalents of $3.0 million and negative working capital of $2.7 million. While the Company may continue to report net losses in the near term due to non-cash charges such as depreciation, amortization, and stock-based compensation, the Company generated positive cash flow from operations of $1.0 million for the year ended December 31, 2025, reflecting improved operating performance. The Company’s liquidity needs through December 31, 2025 have been satisfied through initial public offering and financing agreements with private lenders and investors. Also, the Company is formulating plans to raise capital from outside investors and from equity offerings, as it has done in the past, to fund operating losses and also provide capital for further business acquisitions. Based on its cash on hand, positive cash flow from operations, and planned security offerings, management believes the Company will be able to meet its obligations and capital requirements for at least twelve months from the date these consolidated financial statements are issued.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, goodwill and impairment, equity method investments, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers. The core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Revenues from product sales and services rendered, net of promotional discounts, manufacturer coupons and rebates, return allowances, and sales and consumption taxes, are recorded when products are delivered, title passes to customers and collection is likely to occur. Title passes to customers at the point of sale for retail and upon delivery of products for wholesale. Return allowances, which reduce revenue, are estimated using historical experience.

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

Deferred Taxes and Valuation Allowance

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings are representative of their respective fair values.

Nonrecurring Fair Value Measurements

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived intangible assets, goodwill and equity method investment. The Company reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value.

Equity Method Investment and Other-Than-Temporary Impairment Assessment

The Company accounts for investments in entities over which it has the ability to exercise significant influence using the equity method of accounting. These investments are initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value may have occurred that is other-than-temporary. This assessment requires significant judgment, including:

●	Estimating the fair value of the investment, which often involves the use of unobservable (Level 3) inputs when quoted market prices are not available or are not considered representative of fair value;
●	Analyzing the financial condition, operating results, and business prospects of the investee;
●	Assessing the severity and duration of any decline in value; and
●	Evaluating specific factors affecting the investee, such as liquidity constraints, legal proceedings, or changes in the regulatory environment.

If a decline is determined to be other-than-temporary, the Company recognizes an impairment charge in the consolidated statements of operations equal to the excess of the investment’s carrying amount over its estimated fair value. Future changes in the assumptions underlying these estimates could result in material impairment charges.

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

	2025	2024
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(3,935,802)	$(4,506,466)
Interest expense	1,012,871	848,651
Depreciation and amortization	1,717,461	1,576,457
EBITDA	(1,205,470)	(2,081,358)
Stock compensation	97,500	-
Loss on debt extinguishment	441,130	1,888,889
Other expenses (income), net	(2,315)	(8,552)
Adjusted EBITDA	$(669,155)	$(201,021)

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

Evaluation of Disclosure Controls and Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls during the year ended December 31, 2025 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025 and noted the material weaknesses as follows:

●	Segregation of Duties and Journal Entry Review: Management does not evidence independent preparer and reviewer of journal entries to demonstrate adequate segregation of duties and the precision of the review of journal entries.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.
(b)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;

●	Lack of Formal Related Party Transaction Policy: The Company did not maintain a formal written policy and related controls for the timely identification, evaluation, and accounting treatment of transactions with related parties. The absence of this formal framework resulted in the initial misapplication of accounting guidance for a significant related party transaction during the year.
●	Ineffective Controls over Statement of Cash Flows Preparation: Controls over the preparation and review of the statement of cash flows were ineffective, resulting in the misclassification of cash flows related to advances made to a related party.

Our management concluded that considering internal control deficiencies, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation Efforts

Following this assessment and during the twelve months ended December 31, 2025, we have undertaken an action plan to strengthen internal controls and procedures.

●	With respect to segregation of duties and journal entry review, the Company is implementing a formal review and approval process for all journal entries that includes requirements for independent preparer and reviewer sign-offs, with supporting documentation retained to evidence proper segregation of duties. The Company is also enhancing the precision of journal entry reviews through standardized review checklists and periodic monitoring by senior accounting personnel.
●	Regarding Information Technology General Controls, the Company is developing a comprehensive IT control framework that includes policies and procedures for logical user access, including periodic access rights reviews for networks and applications on at least an annual basis. The Company is implementing enhanced physical security and environmental controls over its servers at all locations, including retail stores. Additionally, the Company is performing a formal cybersecurity assessment, which will include mandatory training for all personnel, phishing exercises, and obtaining cybersecurity insurance. The Company is also establishing controls to ensure that IT program and data changes affecting financial applications and underlying accounting records are properly identified, tested, authorized, and implemented. Procedures are being implemented to obtain and review third-party service provider SOC reports on a regular basis, and to review and enforce Service-Level Agreements for all IT service relationships across the Company.
●	With respect to related party transactions, the Company is developing and implementing a formal written policy that establishes requirements for the timely identification, evaluation, approval, and accounting treatment of transactions with related parties in accordance with GAAP.
●	With respect to the preparation and review of the statement of cash flows, the Company is enhancing procedures to ensure proper classification and disclosure, including specific review protocols for transactions with related parties and other non-routine items. The Company intends to engage external consultants, as needed, to assist with complex accounting matters and to provide independent review of significant transactions.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of December 31, 2025:

Name	Age	Position
Executive Officers:
Jeffrey Holman	58	Chief Executive Officer, Chairman and Director
John A. Ollet	63	Chief Financial Officer and Director
Christopher Santi	55	President and Chief Operating Officer

Non-Employee Directors:
Gary Bodzin	69	Director
Behnam Myers	51	Director
Michael Lerman	61	Director

Executive Officers

Jeffrey Holman is our Chairman of the Board and Chief Executive Officer. He is a Founding member of our original operating subsidiary since its inception in December 2008. Mr. Holman helped to acquire and grow all the assets currently owned by HCWC. He has been the President of Jeffrey E. Holman & Associates, P.A., a South Florida Based law firm, since 1998. Mr. Holman graduated from the State University of New York at Binghamton in 1989 with a Bachelor’s Degree, Benjamin N. Cardozo School of Law in 1995 with a degree in Juris Doctor.

Christopher Santi is our President and Chief Operating Officer, served as Director of Operations of the Company beginning in October 2011. Mr. Santi served as the National Sales Manager of Collages.net from November 2007 to October 2011. Mr. Santi holds a Bachelor of Arts from Lehigh University in Psychology, as well as a Master of Arts from the Miami Institute of Psychology.

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

Non-Employee Directors

Gary A. Bodzin. Gary Bodzin has served as a director of HCWC since May 2023. Since 1987, Mr. Bodzin has been serving as President of Trans-State Title Insurance Agency, LLC, a company located in Aventura, FL, offering escrow, title and closing services for commercial and residential real estate transactions, where he oversees all title and closing operations. Mr. Bodzin has also worked as an attorney at law representing clients almost exclusively in real estate transactions since 1982. Mr. Bodzin received his Bachelor of Science in Business Administration from the University of Florida and his Juris Doctor from the University of Miami Law School. We believe Mr. Bodzin is qualified to serve as a director of HCWC because of his real estate, finance and legal expertise and related ability to advise our growth and expansion strategy.

Michael Lerman. Michael Lerman has served as a director of HCWC since May 2023. Since November 2005, Mr. Lerman has served as Vice President of Development and Marketing for Markbuilt Homes, a boutique private residential development and construction company in Union, NJ. From March 1998 to August 2005, he worked as Director of Retail Property Administration then as Director of Land/Property Acquisition and Development at Garden Commercial Properties, a property management company in Short Hills, NJ. During his tenure at Garden Commercial Properties, Mr. Lerman oversaw all phases of retail commercial development and management, negotiated commercial leases, and was responsible for marketing. Earlier in his career, Mr. Lerman was associate counsel at Rinaldo and Rinaldo, a law firm. Mr. Lerman received his Bachelor of Arts from Rutgers College and his Master of Business Administration from Rutgers College, Graduate School of Management. He also received his Juris Doctor from Benjamin N. Cardozo School of Law. We believe Mr. Lerman is qualified to serve as director of HCWC because of his extensive experience in business development and management as well as his retail and acquisition experience and related ability to provide valuable guidance.

Behnam J. Myers, DO, MPH. Behnam Myers, DO, MPH, has served as a director of HCWC since May 2023. Dr. Myers is a board-certified orthopedic surgeon who has been practicing since 2006, and has been managing his own private practice, Spine Solutions, since 2012 in Hollywood, FL. In 2006, Dr. Myers completed his orthopedic surgery residency at Parkway Regional Medical Center as part of Nova Southeastern University’s Orthopedic Surgery Residency Program. He then completed a Spine Surgery Fellowship in 2007 at the Cleveland Clinic Spine Institute in Weston, FL. Dr. Myers received his Bachelor of Science from the University of California at Riverside, his Master of Public Health from Loma Linda University and his medical degree from University of New England College of Medicine. We believe Dr. Myers is qualified to serve as a director of HCWC because of his medical expertise and medical practice-related business experience.

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

Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transactions were reported and that no Form 5s were required, we believe that during 2025 our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

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

For the fiscal year ended December 31, 2025, approximately $0.7 million of executive compensation continued to be paid by HCMC under the Transition Services Agreement, with the remaining compensation paid directly by the Company.

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

The following table sets forth summary compensation information for the fiscal years ended December 31, 2025 and 2024 for our named executive officers, reflecting only the compensation expense allocated to or paid directly by the Company.:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards(1) $	All Other Compensation ($)	Total

Jeffrey Holman	2025	332,026	-	480,000	-	812,026
Chief Executive Officer	2024	329,585	-	-	-	329,585

Christopher Santi	2025	216,512	-	240,000	-	456,512
President and Chief Operating Officer	2024	202,676	-	-	-	202,676

John Ollet	2025	165,917	-	240,000	-	405,917
Chief Financial Officer	2024	165,862	-	-	-	165,862

(1)	The amounts reported in the “Stock Awards” column represent the grant-date fair value of restricted stock awards (“RSAs”), calculated in accordance with ASC 718.

Named Executive Officer Employment Agreements

We currently do not have any employment or other agreements in effect with our named executive officers.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to restricted stock awards that have not been vested under the equity incentive plan for each named executive officers as of December 31, 2025:

Outstanding Equity Awards at 2025 Fiscal Year-End

	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (1)	Grant Date	Vesting Schedule
Jeffrey Holman	800,000	$200,800	11/12/2025	vest in eight (8) equal quarterly installments, commencing on the three month anniversary of the Grant Date

Christopher Santi	400,000	$100,400	11/12/2025	vest in eight (8) equal quarterly installments, commencing on the three month anniversary of the Grant Date

John Ollet	400,000	$100,400	11/12/2025	vest in eight (8) equal quarterly installments, commencing on the three month anniversary of the Grant Date

(1)	The market value is calculated by multiplying the number of unvested shares by the closing market price of the Company’s common stock on December 31, 2025, which was $0.251 per share.

On February 24, 2026, the Compensation Committee approved the grant of an aggregate of 2,545,719 shares of restricted Class A common stock to certain executive officers, directors, and employees under the Company’s 2024 Equity Incentive Plan. The restricted stock vests in eight equal quarterly installments over a two-year period commencing three months after the grant day. with full acceleration upon a Change of Control or a Major Financing.

The following table summarizes the restricted stock grants awarded on February 24, 2026 to the Company’s named executive officers:

Name	Number of Shares of Restricted Stock
Jeffrey Holman Chief Executive Officer	785,488
Christopher Santi - President and Chief Operating Officer	589,116
John Ollet - Chief Financial Officer	589,116

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

Director Compensation

Non-employee directors are paid a monthly fee of $1,000 and $1,500 for each meeting attended. The Audit Committee chairman receives $15,000 annually and the Compensation Committee chairman receives $10,000 annually. Each director receives an award of 200,000 shares of restricted common stock. The grant-date fair value per share was $0.60, resulting in a total fair value of $120,000 for each director. Because we do not pay any compensation to employee directors, Mr. Holman and Mr. Ollet are omitted from the following table. Non-employee members of our Board of Directors were compensated as follows:

Fiscal 2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Total Compensation
Gary Bodzin	$46,500	$120,000	$166,500
Behnam Myers	$31,500	$120,000	$151,500
Michael Lerman	$41,500	$120,000	$161,500

* The amounts reported in the “Stock Awards” column represent the grant-date fair value of restricted stock awards (“RSAs”) granted to each non-employee director on November 12, 2025, computed in accordance with ASC Topic 718.

As of December 31, 2025, Mr. Bodzin, Mr. Myers, and Mr. Lerman each held 200,000 unvested restricted shares, respectively.

Subsequent to December 31, 2025, on February 24, 2026, each non-employee director received an additional award of 100,000 shares of restricted stock under the 2024 Equity Incentive Plan. For additional information regarding these post-year-end grants, see Item 12, Security Ownership of Certain Beneficial Owners and Management, and Note 21, Subsequent Events, to the consolidated financial statements.

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

Stock Incentive Plan Share Reserve; Limits; Adjustments

As of December 31, 2025, the aggregate number of shares of Common Stock authorized for issuance under the Stock Incentive Plan (the “Plan”) is 2,600,000 shares. This total consists of an initial authorization of 1,400,000 shares established in connection with the Spin-off, plus subsequent annual increases pursuant to the Plan’s “evergreen” provision. Under this provision, the share reserve automatically increases on the first day of each fiscal year, commencing in 2025 and continuing through 2032. The annual increase is calculated as the lesser of: (A) 12.5% of the total outstanding shares of Common Stock as of the last day of the immediately preceding fiscal year; or (B) A lesser number of shares as determined by the Board of Directors or the Compensation Committee. The Company may satisfy its obligations for awards granted under the Plan through the issuance of authorized but unissued shares or through the transfer of treasury shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of March 16, 2026, by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Healthy Choice Wellness Corp., 3800 North 28th Way, Unit# 1, Hollywood, Florida 33020. All references to “common stock” are related to the Company’s Class A common stock as no Class B common stock is outstanding.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Jeffrey E. Holman (2)	1,179,412	5.18%
Common Stock	Christopher Santi (3)	629,488	2.77%
Common Stock	John Ollet (4)	428,177	1.88%
Common Stock	Gary Bodzin (5)	25,000	0.11%
Common Stock	Behnam Myers (6)	25,000	0.11%
Common Stock	Michael Lerman (7)	25,000	0.11%
All directors and officers as a group (6 persons) (8)		2,312,077	10.16%

5% Stockholders:
Common Stock	Jeffrey E. Holman		5.18%

(1) Beneficial Ownership. Applicable percentages are based on 22,750,825 shares of common stock outstanding as of March 16, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The table does not include restricted stock awards that do not have the right to vote until they vest and the shares are delivered.

(2) Holman. Chairman and Chief Executive Officer. Includes (a) 1,079,412 shares of common stock held directly, and (b) 100,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 700,000 unvested shares of restricted stock awards.

(3) Santi. President and Chief Operating Officer. Includes (a) 579,488 shares of common stock held directly, and (b) 50,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 350,000 unvested shares of restricted stock awards.

(4) Ollet. Chief Financial Officer. Includes (a) 378,177 shares of common stock held directly, and (b) 50,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 350,000 unvested shares of restricted stock awards.

(5) Bodzin. A director. Includes 25,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 175,000 unvested shares of restricted stock awards.

(6) Myers. A director. Includes 25,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 175,000 unvested shares of restricted stock awards.

(7) Lerman. A director. Includes 25,000 shares of common stock underlying restricted stock awards that vested on February 12, 2026. Does not include 175,000 unvested shares of restricted stock awards.

(8) Directors and Executive Officers. Includes executive officers who are not Named Executive Officers under the SEC’s rules and regulations.

Subsequent to December 31, 2025, on February 24, 2026, the Compensation Committee approved the grant of an aggregate of 2,545,719 shares of restricted Class A common stock to certain executive officers, directors, and employees under the Company’s 2024 Equity Incentive Plan. The restricted stock vests in eight equal quarterly installments over a two-year period, with the first installment scheduled to vest on May 24, 2026.

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, shares that vest within 60 days of the date of this report are deemed beneficially owned and are included in the table above. Because the first vesting date is three months after the Grant Date, which is more than 60 days from the filing date of this Annual Report on Form 10-K, none of these restricted shares are included in the beneficial ownership table. These shares will be reflected in future filings as they vest.

The following table sets forth the restricted stock grants awarded on February 24, 2026 to the directors and Named Executive Officers:

Name	Number of Shares of Restricted Stock
Jeffrey Holman - Chief Executive Officer	785,488
Christopher Santi - President and Chief Operating Officer	589,116
John Ollet - Chief Financial Officer	589,116
Gary Bodzin - Director	100,000
Behnam Myers - Director	100,000
Michael Lerman - Director	100,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Relationship with HCMC and Transition Services Agreement

HCMC provided human resources, accounting, payroll processing, legal, and other managerial services to HCWC prior to the Spin-Off. On September 13, 2024, HCWC was spun off from HCMC, becoming an independent, publicly traded company. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services are provided on a transitional basis and will continue for a period of up to one year following the Spin-Off. Following the Spin-Off, HCWC recognized shared overhead costs of $0.4 million in 2024 for services provided under the TSA and settled these billings with HCMC on a monthly basis.

The Company had a net due from related party balance of $4.0 million and $0.2 million from HCMC as of December 31, 2025 and 2024, respectively. The increase in due from related party balance was a result of continued funding from HCWC to HCMC to support HCMC’s operations during the transition period pursuant to the TSA.

On December 31, 2025, the Company settled an approximately $4.0 million intercompany receivable from related party HCMC by accepting 43,889,786,222 shares of HCMC common stock. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Accordingly, the Company measured the investment at the carrying amount of the receivable surrendered, consistent with the principle that when fair value cannot be determined within reasonable limits in a related party context, defaulting to the recorded amount is appropriate. The substance of this transaction is a conversion of intercompany funding to equity, not an income-generating event, and therefore no gain was recognized.

The investment is accounted for under the equity method of accounting (see Note 13) because the Company retains significant influence over HCMC through common board representation. The investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, consistent with ASC 323-10-35-32 Investments—Equity Method and Joint Ventures. To assess recoverability, the Company obtained a third-party valuation of the HCMC shares received. The valuation, which used unobservable inputs (Level 3) under ASC 820, indicated that the fair value of the investment exceeded its carrying amount. Accordingly, no impairment was recognized as of December 31, 2025.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the prior consent of our audit committee. Our audit committee reviews and oversees all transactions with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which such person has a direct or indirect interest. In approving or rejecting any such transactions, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Item 14. Principal Accounting Fees and Services.

Our Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. All services related to audit fees and audit-related fees charged were pre-approved by the Audit Committee. The following table shows the fees for the years ended December 31, 2025 and 2024.

	2025	2024
Audit (1)	$654,681	$456,488
Audit - Related	-	352,306
Tax	35,000	14,208
Other	-	54,075
Total	$689,681	$877,077

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

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Healthy Choice Wellness Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Healthy Choice Wellness Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Hudson, New York

March 16, 2026

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,019,618	$2,056,472
Accounts receivable, net	363,935	509,763
Inventories	5,987,262	6,445,560
Prepaid expenses and vendor deposits	527,651	475,088
Other current assets	85,946	29,806
Due from related party	-	190,268
TOTAL CURRENT ASSETS	9,984,412	9,706,957

Property, plant, and equipment, net	1,770,746	1,976,469
Intangible assets, net	4,297,615	5,441,478
Goodwill	2,212,000	2,212,000
Right of use assets – operating lease	10,503,441	14,232,240
Right of use assets – finance lease	148,600	-
Investment in other entity - related party	3,950,081	-
Other assets	630,824	543,373
TOTAL ASSETS	$33,497,719	$34,112,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,054,043	$6,131,534
Contract liabilities	27,700	80,456
Current portion of loan payable	1,117,959	2,131,336
Operating lease liability, current	3,472,897	3,596,987
Finance lease liability, current	27,423	-
Other liabilities	14,306	-
TOTAL CURRENT LIABILITIES	12,714,328	11,940,313

Loan payable, net of current portion	6,180,498	9,207,772
Operating lease liability, net of current	7,111,534	10,584,431
Finance lease liability, net of current	122,445	-
Other long-term liabilities	63,878	-
TOTAL LIABILITIES	26,192,683	31,732,516

COMMITMENTS AND CONTINGENCIES (SEE NOTE 16)

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value per share, 560,000,000 shares authorized; 19,990,750 and 9,815,749 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	19,991	9,816
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 5,250 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	5	-
Additional paid-in capital	11,951,749	3,101,092
Accumulated deficit	(4,666,709)	(730,907)
TOTAL STOCKHOLDERS’ EQUITY	7,305,036	2,380,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,497,719	34,112,517

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2025	2024
SALES, NET	$78,205,678	$69,370,803
COST OF SALES	47,548,514	42,305,494
GROSS PROFIT	30,657,164	27,065,309

OPERATING EXPENSES, NET
Selling, general and administrative	33,141,280	29,047,933
Gain on sale of asset	-	(205,146)
TOTAL OPERATING EXPENSES, NET	33,141,280	28,842,787

LOSS FROM OPERATIONS	(2,484,116)	(1,777,478)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(441,130)	(1,888,889)
Other income, net	2,315	8,552
Interest expense, net	(1,012,871)	(848,651)
TOTAL OTHER INCOME (EXPENSE)	(1,451,686)	(2,728,988)

LOSS BEFORE TAXES	(3,935,802)	(4,506,466)

INCOME TAX BENEFIT	-	-

NET LOSS	$(3,935,802)	$(4,506,466)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.24)	$(0.48)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	16,571,397	9,395,500

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Series A Convertible Preferred Stock		Additional Paid-In	Net Investment	Accumulated
	Shares	Amount	Shares	Amount	Capital	From Parent	Deficit	Total
Balance – January 1, 2024	-	$-	-	$-	$-	$8,988,122	$-	$8,988,122
Issuance of common stock for Spin-Off and transfer of former parent investment to additional paid in capital	9,226,860	9,227	-	-	(1,369,097)	1,359,870	-	-
Issuance of common stock for IPO	400,000	400	-	-	2,579,600	-	-	2,580,000
Exercise of warrants	188,889	189	-	-	1,890,589	-	-	1,890,778
Net transfers to former parent	-	-	-	-	-	(6,572,433)	-	(6,572,433)
Net loss	-	-	-	-	-	(3,775,559)	(730,907)	(4,506,466)
Balance – December 31, 2024	9,815,749	$9,816	-	$-	$3,101,092	$-	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	7,575,001	7,575	-	-	3,638,826	-	-	3,646,401
Issuance of Series A convertible preferred stock	-	-	5,250	5	5,116,931	-	-	5,116,936
Issuance of restricted stock awards	2,600,000	2,600	-	-	(2,600)	-	-	-
Stock-based compensation expense	-	-	-	-	97,500	-	-	97,500
Net loss	-	-	-	-	-	-	(3,935,802)	(3,935,802)
Balance – December 31, 2025	19,990,750	$19,991	5,250	$5	$11,951,749	$-	$(4,666,709)	$7,305,036

See notes to consolidated financial statements.

HEALTHY CHOICE WELLNESS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(3,935,802)	$(4,506,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,717,461	1,576,457
Loss on debt extinguishment	424,358	1,888,889
Gain on sale of building and equipment	(9,885)	(205,146)
Amortization of right-of-use assets	3,728,799	3,273,597
Write-down of obsolete and slow-moving inventory	2,615,388	2,491,934
Non-cash interest expense	187,728	32,500
Stock-based compensation expense	97,500	-
Change in allowance for credit losses	(17,950)	12,925
Changes in operating assets and liabilities:
Accounts receivable	163,778	(394,517)
Inventories	(2,157,090)	(2,375,226)
Prepaid expenses and vendor deposits	(52,563)	(300,118)
Other current assets	(56,140)	27,036
Due to related party	68,226	(2,440,094)
Other assets	(128,701)	(76,317)
Accounts payable and accrued expenses	1,922,506	1,178,624
Contract liabilities	(52,756)	(127,057)
Other liabilities	78,184	-
Lease liabilities	(3,596,987)	(3,121,863)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	996,054	(3,064,842)

INVESTING ACTIVITIES
Payment for acquisition	-	(5,475,000)
Proceeds from sale of Saugerties, NY building	-	749,000
Due from related party	(3,828,038)	-
Proceeds from sale equipment	11,716	-
Purchases of property and equipment	(320,634)	(251,793)
NET CASH USED IN INVESTING ACTIVITIES	(4,136,956)	(4,977,793)

FINANCING ACTIVITIES
Proceeds from security purchase agreement	-	1,700,000
Principal payments on loan payable	(1,006,336)	(2,535,758)
Principal payments on finance lease liability	(6,552)	-
Proceeds from acquisition loan	-	7,500,000
Proceeds from initial public offering (IPO)	-	4,000,000
Proceeds from Series A preferred stock offering	5,116,936	-
Payment for IPO-related cost	-	(1,420,000)
Investment from parent company	-	1,736,412
Due from related party	-	(2,306,016)
Proceeds from warrant exercised	-	1,889
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,104,048	8,676,527

NET INCREASE IN CASH	963,146	633,892
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	2,056,472	1,422,580
CASH AND CASH EQUIVALENTS — END OF YEAR	$3,019,618	$2,056,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$607,099	$816,151
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Promissory note related to acquisition	$-	$1,825,000
Right-of-use assets obtained in exchange for finance lease liabilities	$156,421	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$4,609,608
Conversion of related party receivable into investment in related party	$3,950,081	$-

See notes to consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

Organization

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives.

Through its wholly owned subsidiaries, the Company operates:

●	Healthy Choice Markets, Inc. (DBA Ada’s Natural Market), a natural and organic grocery store offering fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets 2, LLC (DBA Paradise Health & Nutrition), with three stores that likewise offer fresh produce, bulk foods, vitamins and supplements, packaged groceries, meat and seafood, deli, baked goods, dairy products, frozen foods, health & beauty products and natural household items.

●	Healthy Choice Markets 3, LLC (DBA Mother Earth’s Storehouse), an organic and health food and vitamin store in New York’s Hudson Valley, which has been in existence for over 40 years.

●	Healthy Choice Markets IV, LLC (DBA Green’s Natural Foods), with eight stores in New York and New Jersey, offering a selection of 100% organic produce and all-natural, non-GMO groceries & bulk foods; a wide selection of local products; an organic juice and smoothie bar; a fresh foods department, which offers fresh and healthy “grab & go” foods; a full selection of vitamins & supplements; as well as health and beauty products.

●	Healthy Choice Markets V, LLC (DBA Ellwood Thompson’s), an organic and natural health food and vitamin store located in Richmond, Virginia.

●	Healthy Choice Markets VI, LLC (DBA GreenAcres Market), an organic and natural health food and vitamin chain with five store locations in Kansas and Oklahoma. GreenAcres Market offers organic and all natural products and vitamins from both top national brands as well as locally sourced specialty brands.

Through its wholly owned subsidiary, Healthy Choice Wellness, LLC, the Company operates a Healthy Choice Wellness Center in Kingston, NY.

This center offers multiple vitamin drip mixes and intramuscular shots for clients to choose from that are designed to help boost immunity, fight fatigue and stress, reduce inflammation, enhance weight loss, and efficiently deliver antioxidants and anti-aging mixes. Additionally, there are IV vitamin mixes and shots for health, beauty, and re-hydration.

Through its wholly owned subsidiary, Healthy U Wholesale, the Company sells vitamins and supplements, as well as health, beauty, and personal care products on its website www.TheVitaminStore.com.

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. For the years ended December 31, 2025 and 2024, approximately 31% and 25% of our total purchases were from one vendor, respectively.

Spin-Off

Healthier Choices Management Corp. (“HCMC” or the “Parent”) announced on August 22, 2022 that its Board of Directors approved the separation of the grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off” or “Separation”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC, which operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Green’s Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

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

HCMC has secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of HCWC Preferred Stock with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the “Shares”) of its HCWC Preferred Stock to the same institutional investors for an aggregate subscription price of $3,250,000. On November 11, 2025, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 2,000 shares of the HCWC Preferred Stock to investors for an aggregate subscription price of $2,000,000. As of December 31, 2025, the Company closed a $5.25 million offering, with binding commitments to purchase an additional $8.0 million in Preferred Stock from the same investors who purchased HCMC Series E Preferred Stock. On October 30, 2025, HCMC and the parties participated the HCMC Series E SPA entered into a Ninth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to April 1, 2027. The Ninth Amendment to the HCMC Series E SPA extends the timeframe for these same institutional investors to fulfill their remaining contractual commitment to purchase the additional $8.0 million of HCWC Series A Preferred Stock.

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

Conditions Giving Rise to Substantial Doubt

The Company currently and historically has reported net losses and cash outflows from operations. Cash and cash equivalents increased to approximately $3.0 million as of December 31, 2025, compared to $2.1 million as of December 31, 2024, driven by increased sales and improved sales margin. Working capital deficit increased from negative $2.2 million as of December 31, 2024, to negative $2.7 million as of December 31, 2025, primarily due to increased trade payable and accrued liabilities. Net losses improved to $3.9 million for the year ended December 31, 2025 from $4.5 million for the year ended December 31, 2024. Cash provided by operating activities was $1.0 million for the year ended December 31, 2025, compared to cash used in operating activities of $3.1 million for the year ended December 31, 2024

Management’s Plans to Alleviate Substantial Doubt

Management has developed and initiated several operational and financing plans to mitigate the conditions that raise substantial doubt. Operationally, the Company has engaged a third-party operations consultant to identify cost-saving opportunities, the recommendations of which have been implemented. Management is also evaluating the performance of existing stores and rightsizing or closing underperforming locations as necessary, while pursuing strategic acquisitions to expand the Company’s store base and achieve economies of scale.

On the financing front, the Company has secured binding commitments from institutional investors to purchase $8.0 million of its Series A Convertible Preferred Stock. As of December 31, 2025, the Company has received $5.25 million of this committed financing, with the remaining $8.0 million commitment extended to April 1, 2027 pursuant to the Ninth Amendment to the HCMC Series E Securities Purchase Agreement (see Note 17). Additionally, on July 18, 2024, the Company entered into a $7.5 million loan and security agreement with a private lender, of which $4.2 million was used for the acquisition of GreenAcres Market. The loan bears interest at 12% per annum and matures on July 17, 2027.

Management believes that the combination of these operational initiatives and committed equity financing will enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued.

Conclusion

Based on the above, management has concluded that its plans alleviate the substantial doubt raised by the Company’s historical operating results and financial condition. The Company believes its cash on hand and the commitment of $8.0 million raised through its security offering noted above will enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP.

The Company has historically operated as part of HCMC and not as a standalone company. Financial statements representing the historical operations of HCMC’s grocery segment have been derived from HCMC’s historical accounting records and are presented on a carve-out basis through the Spin-Off date. The Company’s financial statements for the period September 14, 2024 through December 31, 2024 and whole year of 2025 are consolidated financial statements based on the reported results of HCWC as a stand-alone company. HCMC completed steps to spin off its grocery segment and wellness business into HCWC on September 13, 2024. The entities under the grocery segment and wellness business were contributed (100%) to HCWC, as such the accompanying consolidated financial statements through the Spin-Off date have been contributed to HCWC using their carryover basis in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) for entities under common control. All revenues and costs as well as assets and liabilities directly associated with the business activity of the Company are included in the consolidated financial statements. The consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses from HCMC through the Spin-Off date. However, the amounts recognized by the Company are not necessarily representative of the amounts that would have been reflected in the consolidated financial statements had the Company operated independently of HCMC. Related-party allocations are discussed further in Note 19.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, and Healthy U Wholesale, Inc (“The Vitamin Store, LLC”). All intercompany accounts and transactions have been eliminated in consolidation.

Net Parent Investment

The accompanying consolidated financial statements for year ended December 31, 2024 were derived from the consolidated financial statements of HCMC on a carve-out basis though the Spin-Off date, and the consolidated financial statements also include allocations of certain general, administrative, legal, and marketing expenses from HCMC. The primary components of the Net Parent Investment are intercompany balances other than related party payables, the allocation of shared costs, and funding received to cover any shortfall in operating cash requirements. Balances between HCMC and the Company that were not historically cash settled are included in Net Parent Investment. Net Parent Investment represents the cumulative investment by HCMC in the Company through the Spin-Off date. Upon Spin-Off, the Company reclassed the balance in net parent investment to additional paid-in capital.

Use of Estimates in the Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, goodwill and impairment, equity method investments, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, and the valuation of the assets and liabilities acquired in business combinations. Certain management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

The Company recognizes revenue in accordance with the following five-step model:

●	identify arrangements with customers.
●	identify performance obligations.
●	determine transaction price.
●	allocate transaction prices to the separate performance obligations in the arrangement, if more than one exists; and
●	recognize revenue as performance obligations are satisfied.

The Company does not have significant revenue recognized over time due to the nature of retail store operation. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in cost of sales. For the years ended December 31, 2025 and 2024, shipping and handling costs of approximately $119,000 and $132,000, were included in cost of sales, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. Our cash equivalents are comprised of money market funds held in a brokerage account. The Company’s cash is deposited with major financial institutions, and at times, account balances may exceed federally insured limits. The Company has not experienced any losses on its cash accounts and believes it is not exposed to any significant credit risk on its cash. The Company’s money market funds are not insured by the Federal Deposit Insurance Corporation (“FDIC”). This account is protected by the Securities Investor Protection Corporation (“SIPC”), which protects against the loss of cash and securities in the event of a brokerage failure, subject to certain limitations. SIPC protection does not cover market losses on investments.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. For the years ended December 31, 2025 and 2024, the contract liability balances were approximately $28,000 and $80,000, respectively.

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

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one year of the operating cycle, whichever is longer. Included in “Other current assets” on our consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss (“CECL”) model under ASC 326, Financial Instruments—Credit Losses. Management has determined that no allowance for credit losses is required as of December 31, 2025 and December 31, 2024, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, underwriting, and other costs directly associated with in-process equity financings, including costs related to shelf registration statements, until such time as the financing is completed. Upon completion of an equity offering, these costs are reclassified to additional paid-in capital as a reduction of the gross proceeds received. Should a financing be abandoned, the deferred offering costs are expensed immediately in the consolidated statements of operations. Costs incurred in connection with the preparation and filing of shelf registration statements are deferred and expensed ratably over the period during which the shelf is available for use, or charged to operations if the shelf is abandoned.

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

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Finite-lived intangible assets are amortized over 4 to 13 years. Similar to tangible personal property and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of December 31, 2025, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024. The Company operates as a single reporting unit for purposes of goodwill impairment testing. Goodwill is tested for impairment annually on September 30, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount, using a fair value-based test.

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets include property and equipment, finite-lived intangible assets (such as trade names, customer relationships, and non-compete agreements), and goodwill. Long-lived assets, other than goodwill, are depreciated or amortized over their estimated useful lives. The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the dates of acquisition. Goodwill represents the excess of purchase price over the fair values assigned to the underlying identifiable net assets of acquired businesses.

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount over the asset’s or asset group’s estimated fair value. Fair value is determined based on quoted market prices, discounted cash flows, or appraisals, as appropriate. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Goodwill is reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual goodwill impairment testing as of September 30 of each year. The accounting guidance provides entities an option of performing a qualitative assessment (the “Step-zero” test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the quantitative goodwill impairment testing process. For our single reporting unit’s annual testing, we performed a qualitative assessment and considered various macroeconomic, industry, and company-specific factors. Based on this assessment, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment test was required and no impairment was identified.

During the fourth quarter of 2025, the Company’s stock price traded below its book value per share for a sustained period. As a sustained decline in market capitalization below book value is a potential indicator of impairment, management concluded that a triggering event had occurred. As a result of this triggering event, the Company performed an interim quantitative goodwill impairment assessment as of December 31, 2025. For this interim assessment, we elected to utilize the quantitative goodwill impairment testing process, as permitted in the accounting guidance, by comparing the estimated fair value of the reporting unit to its carrying value. The interim impairment testing resulted in an implied fair value for the reporting unit that exceeded its carrying value, including goodwill.

The goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, and determining the fair value of the reporting unit. Significant judgments required to estimate the fair value of our reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. We use internal discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party market data and a market approach, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate.

Equity Method Investments

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Significant influence is presumed when ownership exceeds 20%, but is evaluated based on qualitative factors as outlined in ASC 323-10-15-6, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, and interchange of managerial personnel. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, which is recognized in the consolidated statements of operations. These investments are reviewed for impairment whenever events or changes in circumstances indicate that a decrease in the value of the investment has occurred that is other-than-temporary.

Debt

The Company accounts for debt in accordance with ASC 470, Debt and records specific incremental costs paid to third parties in connection with the issuance of long-term debt are deferred as a direct deduction from the carrying value of the associated debt liability on its consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method.

For convertible debt instruments, the Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded derivative is bifurcated from share-settled convertible debt, then the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in aggregate on the Consolidated Balance Sheets. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income within other income (expense), net.

Advertising

Advertising expense is classified as selling, general and administrative expense on the consolidated statements of operations. The Company expenses advertising costs as incurred. For the years ended December 31, 2025 and 2024, the company incurred advertising expenses of $423,000 and $581,000, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401K employer expense amounted to $163,000 and $94,000 for the years ended December 31, 2025 and 2024, respectively.

Earnings per share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards. There is no dilution for the years ended December 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted earnings per share attributable to the Company’s stockholders.

	For the Years Ended December 31,
	2025	2024

NET LOSS	$(3,935,802)	$(4,506,466)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	16,571,397	9,395,500

BASIC AND DILUTED NET LOSS PER SHARE	$(0.24)	$(0.48)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 or 2024. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

Leases

The Company leases retail stores, warehouse space, and office facilities under non-cancellable operating leases. Additionally, the Company has a finance lease for data center equipment.

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

At the adoption of ASC 842 Leases, the Company elected the following practical expedients, which continue to be applied as part of its accounting policies:

●	Lease Identification: The Company elected not to reassess whether any expired or existing contracts entered into prior to adoption are or contain leases.
●	Lease Classification: The Company elected not to reassess the lease classification for any expired or existing leases. All leases previously classified as operating leases under ASC Topic 840 continue to be classified as operating leases, and any leases previously classified as capital leases under ASC 840 are classified as finance leases under ASC 842.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Recurring Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and borrowings. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, and borrowings are representative of their respective fair values.

Nonrecurring Fair Value Measurements

The Company’s assets measured at fair value on a nonrecurring basis include long-lived assets, indefinite-lived intangible assets, goodwill and equity method investment. The Company reviews the carrying amounts of such assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurement of the assets are considered to be Level 3 measurements.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Compensation cost for restricted stock awards and other equity instruments granted to employees and directors is measured based on the grant-date fair value of the award. The fair value of restricted stock is determined based on the closing market price of the Company’s common stock on the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period (ranging from one to three years). The Company accounts for forfeitures as they occur; therefore, compensation expense is recognized only for awards that ultimately vest, and no estimation of future forfeitures is made. For awards granted to non-employees, the Company follows ASC 505-50, Equity—Equity-Based Payments to Non-Employees, and measures the awards at fair value on the measurement date.

Related Party Transactions and Nonmonetary Exchanges

Transactions involving related parties, as defined by ASC 850, Related Party Disclosures, are recorded based on the substance of the transaction rather than merely its legal form. Related party transactions cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist.

When the Company exchanges a monetary asset for a nonmonetary asset (such as equity securities) in a transaction with a related party, if the fair value of the asset received cannot be determined within reasonable limits in an arm’s-length context, and the transaction is with a related party, it is appropriate to default to the recorded amount of the asset surrendered. Gains are not recognized on such transactions when the substance is a capital contribution or conversion of intercompany funding rather than an income-generating event.

Recent Accounting Pronouncements

Public companies in the United States are subject to the accounting and reporting requirements of various authorities, including FASB and the SEC.

On December 14, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 on a retrospective basis, applying the new disclosure requirements to all periods presented. The adoption resulted in additional disclosures in the income tax footnote but did not impact the Company’s consolidated financial position, results of operations, or cash flows.

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

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company has evaluated the impact of the OBBBA and does not currently expect it to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The Update is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU effective for the fiscal year beginning January 1, 2025. The Company has elected the practical expedient provided therein. Accordingly, the Company’s estimate of expected credit losses on its trade accounts receivable and other receivables is now based solely on historical loss experience and current asset-specific conditions. This change has been applied retrospectively as of the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

A summary of the financial institutions that had cash in excess of FDIC limits of $250,000 on December 31, 2025 and December 31, 2024 is presented below:

	December 31, 2025	December 31, 2024
Total cash in excess of FDIC limits of $250,000	$-	$715,852

A summary of the financial institution that had cash in excess of SIPC limits of $500,000 on December 31, 2025 and 2024 is presented below:

	December 31, 2025	December 31, 2024
Total cash equivalents in excess of SIPC limits of $500,000	$1,529,972	$-

Our investments in money market funds are recorded at fair value, and funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The following table summarizes cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

Level 1	December 31, 2025	December 31, 2024
Money market funds	$2,029,972	$-

The following table provides a reconciliation of cash and cash equivalents to amounts shown in the audited consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash	$989,646	$2,056,472
Cash equivalents	2,029,972	-
Total cash and cash equivalents	$3,019,618	$2,056,472

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well-over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 74% and 70% of the goods we sell from our top 20 suppliers for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, approximately 31% of our total purchases were from KeHe, 17% from Four Seasons Produce, and 10% of our total purchases were from UNFI. For the year ended December 31, 2024, approximately 25% of our total purchases were from UNFI, 17% of our total purchases were from Four Seasons Produce, and 12% of our total purchases were from KeHe. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

The following table summarizes the significant segment expenses:

	For the Years Ended December 31,
	2025	2024
Advertising	$397,139	$581,357
Payroll and Benefits	15,487,649	13,963,361
Occupancy	7,432,188	6,573,925
Depreciation and Amortization	1,704,207	1,576,457
Bank Service Charges and Merchant Account Fees	1,430,950	1,331,637
Other selling, general and administrative expenses	1,904,009	1,680,001
Total significant reporting segment expenses	28,356,142	25,706,738
Unallocated amount	4,785,138	3,136,049
Total consolidated operating expenses	$33,141,280	$28,842,787

The following table summarizes the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	For the Years Ended December 31,
	2025	2024
Segment net operating income (loss)	$2,301,285	$1,358,571
Unallocated amount	(4,785,401)	(3,136,049)
Consolidated loss from operation	$(2,484,116)	$(1,777,478)

	For the Years Ended December 31,
	2025	2024
Total reporting segment assets	$29,796,419	$30,698,054
Unallocated amount	3,701,300	3,414,463
Consolidated total assets	$33,497,719	$34,112,517

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

	December 31, 2025	December 31, 2024
Retail Grocery	$71,048,017	$60,690,718
Food service/restaurant	7,157,215	8,679,160
Online/eCommerce	446	925
Total revenue	$78,205,678	$69,370,803

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

NOTE 6. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing from each of the HCWC entities. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the consolidated statement of operations. The Company recorded advertising revenue of approximately $2,584,000 and $970,000 for the years ended December 31, 2025 and 2024, respectively. The Company’s accounts receivable totaled approximately $364,000 and $510,000 at December 31, 2025 and December 31, 2024, respectively. The accounts receivable balance at January 1, 2024 was approximately $128,000.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history, current conditions, and reasonable and supportable forecasts about the future. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $10,000 and $28,000 for credit loss for the years ended December 31, 2025 and 2024, respectively.

NOTE 7. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company, as a result of its physical inventory observations recorded the write down of inventories amounting to approximately $2.6 million and $2.5 million in 2025 and 2024, respectively. The Company’s inventories consist primarily of merchandise available for resale.

NOTE 8. ACQUISITIONS

The purchase method of accounting in accordance with ASC 805 was applied for the Ellwood Thompson’s acquisition and GreenAcres Market acquisition, respectively. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected operational synergies from combining the operations of the acquired business with those of the Company. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company including GreenAcres Market, as if the business combinations had occurred on January 1, 2024, the earliest period presented herein:

	December 31,
	2025	2024
Sales	$78,205,678	$77,762,430
Net loss	(3,935,802)	(4,791,021)

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

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Displays	$319,524	$312,146
Furniture and fixtures	825,156	720,657
Leasehold improvements	2,125,454	1,991,953
Computer hardware & equipment	230,185	209,029
Other	751,401	710,682
	4,251,720	3,944,467
Less: accumulated depreciation and amortization	(2,480,974)	(1,967,998)
Total property, plant, and equipment	$1,770,746	$1,976,469

The Company incurred approximately $0.5 million of depreciation expense for the years ended December 31, 2025 and 2024, respectively.

NOTE 11. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of December 31, 2025 and 2024:

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,489,000	$(1,889,394)	$2,599,606
Customer relationships	4-6 years	2,669,000	(1,926,306)	742,694
Non-compete	4-5 years	2,322,000	(1,366,685)	955,315
Intangible assets, net		$9,480,000	$(5,182,385)	$4,297,615

December 31, 2024	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(1,427,798)	$3,016,202
Customer relationships	4-6 years	2,669,000	(1,628,639)	1,040,361
Non-compete	4-5 years	2,322,000	(937,085)	1,384,915
Intangible assets, net		$9,435,000	$(3,993,522)	$5,441,478

Intangible assets are amortized on a straight-line basis. Amortization expense was approximately $1.2 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

The weighted-average remaining amortization period of the Company’s amortizable intangible assets is approximately 5 years as of December 31, 2025. The estimated future amortization of the intangible assets is as follows:

For the years ending December 31,
2026	$1,108,076
2027	969,271
2028	659,832
2029	452,396
2030	268,940
Thereafter	839,100
Total	$4,297,615

NOTE 12. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of December 31, 2025, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024.

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its estimated fair value. During the fourth quarter of 2025, the Company’s stock price traded below its book value per share for a sustained period. As a decline in market capitalization below book value is a potential indicator of impairment, management concluded that a triggering event had occurred, necessitating an interim quantitative impairment test as of December 31, 2025. For this interim test, the fair value of the single reporting unit was estimated using a combination of an income approach and a market approach, consistent with the methodology used in the annual test. The Company used significant judgment to estimate the fair value of this single reporting unit including estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions, future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate. As of December 31, 2025, the estimated fair value of the Company’s single reporting unit exceeded its carrying value. The income approach and market approach yielded consistent fair value estimates, providing a sufficient margin of safety despite the recent decline in the Company’s stock price. Accordingly, no goodwill impairment was recognized for the year ended December 31, 2025.

The changes in the carrying amount of goodwill as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024

Beginning balance	$2,212,000	$-
Acquisitions	-	2,212,000
Impairment	-	-
Ending balance	$2,212,000	$2,212,000

NOTE 13. INVESTMENT IN OTHER ENTITY-RELATED PARTY

The Company accounts for its investments in other entities under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with its former parent HCMC. Pursuant to this agreement, the Company settled an intercompany receivable due from HCMC with a carrying value of approximately $4.0 million by accepting 43,889,786,222 shares of HCMC common stock in full satisfaction of the receivable.

Initial Measurement

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Accordingly, the Company measured the investment at the carrying amount of the receivable surrendered. This treatment is consistent with the principle that when fair value cannot be determined within reasonable limits in a related party context, defaulting to the recorded amount of the asset relinquished is appropriate. The substance of this transaction is a conversion of intercompany funding to equity, not an income-generating event; therefore, no gain was recognized.

Equity Method Assessment

Although the Company’s ownership interest in HCMC is approximately 8.4%, which is below the 20% presumptive threshold for significant influence, ASC 323-10-15-6 requires consideration of qualitative indicators.

A member of the Company’s senior management serves as Chairman of the Board of HCMC. Given that HCMC’s board consists of only three members, this represents disproportionate board representation relative to the Company’s ownership percentage and demonstrates that the Company has the ability to exercise significant influence over HCMC’s operating and financial policies. While the board representation is temporary in nature, as the Company and HCMC have committed to separate their boards and management teams in early 2026, under U.S. GAAP the equity method is applied regardless of whether the ability to exercise significant influence is intended to be temporary.

Accordingly, the investment is accounted for using the equity method from the date of acquisition, December 31, 2025. The Company will apply the equity method prospectively beginning in the fiscal year ending December 31, 2026, recognizing its proportionate share of HCMC’s earnings or losses in future periods. For the year ended December 31, 2025, no equity method earnings or losses were recognized because the investment was acquired on the last day of the fiscal year. HCMC’s pre-acquisition losses are not attributable to the Company, as the ownership period did not commence until the acquisition date.

Impairment Assessment

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To assess recoverability as of December 31, 2025, the Company obtained a third-party valuation of the HCMC shares received.

The fair value of the shares was estimated using a multi-method approach in accordance with ASC 820. The valuation utilized unobservable inputs (Level 3), including a probability-weighted litigation asset model, and was cross-referenced against an observable arm’s-length transaction and the OTC Markets closing price at December 31, 2025. Based on this valuation, the estimated fair value of the investment exceeded its carrying amount. Accordingly, no impairment was recognized as of December 31, 2025.

Related Party Considerations

HCMC is a related party as the Company’s former parent prior to the Spin-Off completed on September 13, 2024, and due to the common board representation and management overlap described above. The terms of the settlement were negotiated and approved by the Company’s Board of Directors.

Variable Interest Entities (Unconsolidated)

The Company has evaluated its investment in its former parent HCMC under ASC 810 Consolidation and determined that HCMC meets the definition of a VIE. HCMC is considered a VIE due to its negative equity position, which indicates that the equity at risk is insufficient to permit the entity to finance its activities without additional subordinated financial support.

The Company holds a variable interest in HCMC through its ownership of approximately 8% of HCMC’s outstanding common stock. The Company does not consolidate HCMC because it is not the primary beneficiary. The Company does not have the power to direct the activities that most significantly impact HCMC’s economic performance; this power resides with HCMC’s Board of Directors, whose independent members hold the majority vote. We will absorb portions of HCMC’s expected losses and/or gains commensurate with our 8% equity interest in HCMC.

The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its equity investment. As of December 31, 2025, the carrying value of this investment was $4.0 million, recorded under investments on the Company’s consolidated balance sheet. The Company does not have any future funding commitments, guarantees, or other arrangements that could require it to provide additional financial support to HCMC.

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2025 and December 31, 2024, accounts payable and accrued expenses consisted of:

	December 31, 2025	December 31, 2024
Trade creditors	$7,310,925	$5,133,782
Accrued expenses	743,118	997,752
Total	$8,054,043	$6,131,534

NOTE 15. DEBT

The following table provides a breakdown of the Company’s debt as of December 31, 2025 and 2024 is presented below:

	December 31,
	2025	2024
Promissory note and convertible note	$7,513,867	$11,623,392
Debt discount and issuance cost	(215,408)	(284,283)
Total debt, net of debt discount and issuance costs	7,298,459	11,339,109
Current portion of long-term debt	(1,186,833)	(2,200,210)
Current portion of debt discount and issuance cost	68,872	68,873
Long-term debt	$6,180,498	$9,207,772

Promissory Note

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,205,000 and $1,809,000 as of December 31, 2025 and December 31, 2024, respectively. The Company incurred approximately $92,000 and $127,000 interest expense for the year ended December 31, 2025 and 2024, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $452,000 and $595,000 in principal amount as of December 31, 2025 and December 31, 2024, respectively. The Company recognized interest expense of approximately $32,000 and $40,000 for the years ended December 31, 2025, and 2024, respectively.

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

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,390,000 and $1,720,000 as of December 31, 2025 and 2024, respectively. The Company incurred approximately $94,000 and $36,000 interest expense for the years ended December 31, 2025 and 2024, respectively.

Convertible Note

On July 18, 2024 (the “Loan Effective Date”), the Company entered into a loan and security agreement with a private lender for a $7,500,000 loan (the “Acquisition Loan”). The Acquisition Loan has a three-year term, maturing in July 2027, and bears interest at a rate of 12% per annum. The loan is guaranteed by all of the subsidiaries of the Company (the “Guarantors”) and secured by all of the assets of the Company and the Guarantors.

Throughout the year ended December 31, 2025, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the holders of the Acquisition Loan (the “Noteholders”), who are unrelated third parties, to convert portions of the outstanding principal and accrued interest into shares of the Company’s Class A common stock. These conversions were accounted for as debt extinguishments. The difference between the carrying amount of the extinguished debt and the fair value of the common stock issued was recognized as a loss on debt extinguishment.

In summary, as a result of these exchange agreements during the year ended December 31, 2025, the Company exchanged approximately $3.0 million of outstanding principal of the Acquisition Loan in exchange for 7,575,001 shares of the Company’s common stock.

The following table summarizes the conversion activity during the year ended December 31, 2025:

Exchange Agreement Date	Principal Converted	Shares Issued
March 2, 2025	$450,000	750,000
April 3, 2025	500,000	1,136,364
May 1, 2025	175,000	863,637
July 15, 2025	1,000,000	2,500,000
October 24, 2025	909,315	2,325,000
Total	$3,034,315	7,575,001

As a result of these debt conversions, the Company recorded a net loss on extinguishment of debt of approximately $0.4 million within loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2025. Following these transactions, $4,465,685 in principal remains outstanding under the Acquisition Loan as of December 31, 2025.

As of December 31, 2025, the Company had $1,090,685 of outstanding debt under the October 24, 2025 exchange agreement, which contains an embedded conversion feature allowing holders to convert debt into shares of common stock at a conversion price equal to the stock price on the day prior to conversion. Under ASC 815, Derivatives and Hedging, this embedded derivative is required to be recognized at fair value. The NYSE American approved a maximum of 2,985,075 shares for this conversion, of which 2,325,000 shares had been issued as of December 31, 2025, leaving 660,075 shares available. Based on the December 31, 2025 closing stock price of $0.251 per share, the fair value of the remaining shares was $165,678. Accordingly, the embedded conversion feature had a fair value of $0.00 as of the balance sheet date, and no derivative liability was recorded. All remaining shares available under the NYSE American cap were subsequently converted in January and February 2026.

Future Principal Payments

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

The following table summarizes the 5-year repayment schedule:

For the years ending December 31,
2026	$1,186,833
2027	5,515,737
2028	534,923
2029	276,374
2030	-
Total	$7,513,867

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of December 31, 2025. With respect to legal costs, we record such costs as incurred.

NOTE 17. STOCKHOLDERS’ EQUITY

Spin-Off

HCMC announced on August 22, 2022 that its Board of Directors approved separation of the Grocery business, including wellness business, into an independent, publicly traded company (the “Spin-Off”). Prior to the Spin-Off, HCWC was a subsidiary under HCMC, which operated the Ada’s Natural Market, Paradise Health & Nutrition, Mother Earth’s Storehouse, Green’s Natural Foods, Ellwood Thompson’s, and GreenAcres Market retail brands, as well as licensed wellness centers and Healthy U Wholesale.

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

On May 1, 2025, the Company entered into an agreement with the same note holders to exchange $175,000 of outstanding principal and $187,726 accrued interest under its existing Loan and Security Agreement dated July 18, 2024 for 863,637 shares of the Company’s Class A common stock.

On July 15, 2025, the Company entered into an agreement with the same note holders to exchange $1,000,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for 2,500,000 shares of the Company’s Class A common stock.

All of the above debt conversion agreements were completed on their respective dates, and the related shares of Class A common stock were issued accordingly.

On October 24, 2025, the Company entered into an agreement with the same note holders to exchange $2,000,000 of outstanding principal under its existing Loan and Security Agreement dated July 18, 2024 for variable shares of the Company’s Class A common stock. As of December 31, 2025, 2,325,000 shares of the Company’s Class A common stock were issued in exchange of $909,315 outstanding principal.

Series A Convertible Preferred Stock

The Company is authorized to issue 40,000,000 shares of Series A convertible preferred stock with par value of $0.001, none of which have been previously issued.

Prior to the Spin-Off, HCMC secured binding commitments of $13.25 million in equity financing for HCWC from the same group of investors that invested $13.25 million in HCMC Series E Preferred Stock. Pursuant to the Securities Purchase Agreement for the HCMC Series E Stock (“HCMC Series E SPA”), the purchasers of HCMC Series E Stock will also be required to purchase Series A Convertible Preferred Stock of HCWC in the same subscription amounts that the Purchasers paid for the HCMC Series E Stock (regardless of whether or not such HCMC Series E Stock has been converted into HCMC common stock). On October 30, 2025, the parties to the SPA entered into a Ninth Amendment to HCMC Series E SPA, pursuant to which HCMC and such parties agreed to amend the Completion Date to April 1, 2027. As of December 31, 2025, HCWC has received $5.25 million of the committed $13.25 million, leaving the contractually obligated $8.0 million binding commitments to be fulfilled. The parties, which comprise of the institutional investors that participated in the Spin-off as described above, have communicated their intent to further extend the Completion Date. For further details regarding the remaining $8.0 million commitment and its significance to the Company’s liquidity, see Note 2 - Going Concern.

Restricted Stock

On August 19, 2025, the Compensation Committee of the Company’s Board of Directors approved the grant of an aggregate of 2.6 million shares of restricted Class A common stock to certain employees, directors, and service providers of the Company, pursuant to the Company’s 2024 Equity Incentive Plan. The restricted stock awards, which are subject to the execution of individual Restricted Stock Award Agreements, are generally scheduled to vest in eight equal quarterly installments over a two-year period, commencing three months from the issuance date. The awards also contain an accelerated vesting provision in connection with a material transaction of the Company. As of December 31, 2025, 2.6 million shares of restricted Class A common stock were issued, approximately $98,000 of stock-based compensation expense related to these awards has been recognized in the accompanying consolidated financial statements.

The following table reflects the activity for all unvested restricted stocks during 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	-	$-
Granted	2,600,000	1,560,000
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2025	2,600,000	$1,560,000

As of December 31, 2025, there was approximately $1,462,500 of total unrecognized compensation cost related to unvested restricted stock awards granted under the 2024 Equity Incentive Plan. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years. The weighted-average grant-date fair value of restricted stock awards granted during 2025 was $0.60 per share.

The Company accounts for forfeitures of restricted stock awards in accordance with ASC 718, Compensation—Stock Compensation. The Company has elected to account for forfeitures as they occur. Under this policy, compensation cost is recognized only for awards that ultimately vest. Shares that are forfeited due to an employee’s failure to satisfy a service condition (such as termination of employment prior to vesting) become available for future grant under the 2024 Equity Incentive Plan, consistent with the terms of the plan.

As of December 31, 2025, 19,990,750 shares of common stock and 5,250 shares of Series A Convertible Preferred Stock are outstanding.

For information regarding restricted stock grants approved subsequent to December 31, 2025, see Note 21, Subsequent Events.

NOTE 18. LEASES

The Company has various lease agreements with terms of up to 20 years, including operating leases of retail stores, headquarters, and a finance lease for data center equipment.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2025.

Maturity of Lease Liabilities by Fiscal Year	Operating Leases	Finance Leases
2026	$3,923,741	$37,165
2027	2,956,171	37,165
2028	2,280,186	37,165
2029	1,617,808	37,165
2030	360,095	27,874
Thereafter	464,490	-
Total undiscounted operating lease payments	$11,602,491	$176,534
Less: Imputed interest	(1,018,060)	(26,666)
Present value of lease liabilities	$10,584,431	$149,868

The following summarizes the Company’s leases:

Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating lease right of use assets	$10,503,441	$14,232,240
Finance lease right of use assets	148,600	-
Total right of use assets	$10,652,041	$14,232,240

Operating lease liability, current	$3,472,897	$3,596,987
Finance lease liability, current	27,423	-
Operating lease liability, net of current	7,111,534	10,584,431
Finance lease liability, net of current	122,445	-
Total lease liabilities	$10,734,299	$14,181,418

The amortization of the right-of-use asset for operating lease of approximately $3,729,000 and $3,274,000 for the years ended December 31, 2025 and 2024, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at December 31, 2025 and 2024:

Other Information	December 31, 2025	December 31, 2024
Weighted-average remaining lease term for operating leases	4 years	4 years
Weighted-average discount rate for operating leases	5.30%	5.19%
Weighted-average remaining lease term for finance leases	5 years	-
Weighted-average discount rate for finance leases	7.25%	-

Rent expense under operating lease for the years ended December 31, 2025 and 2024 was approximately $3,894,000 and $4,196,000, respectively, and was included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The following table represents the components of lease expense for twelve months ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$2,736,889	$3,273,563
Finance lease cost	7,821	-
Variable lease cost	228,131	922,282
Short-term lease cost	929,101	-
Total lease expense	$3,901,942	$4,195,845

The aggregate cash payments under the operating leasing arrangement was approximately $3,597,000 for the year ended December 31, 2025. The aggregate cash payments under the finance leasing arrangement was approximately $7,000 for the year ended December 31, 2025 and the payments were included in financing cash flows.

NOTE 19. RELATED PARTY TRANSACTIONS

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

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculates the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company is approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent equal amount of time managing HCMC and the Company. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. HCMC allocated approximately $2.1 million for the years ended December 31, 2024. The pre-Spin-Off allocated amounts were cash settled and were included in the Net Parent’s Investment.

Investment by Parent

For the thirty-six weeks ended September 13, 2024, the net operating expenses of $1.7 million incurred by HCMC on behalf of the Company was included in the Net Parent’s Investment. Upon Spin-Off, the Company wrote off the net parent investment balance to additional paid-in capital.

Due from Related Party

Prior to Spin-Off, there was no intercompany agreement between the Company and HCMC. Management has determined those intercompany receivables and payables will be settled within twelve months after the balance sheet date. As a result, the Company’s intercompany balances are reflected as “due to” or “due from” accounts in the consolidated balance sheets. At the time of Spin-Off, the Company had a net payable balance to HCMC in the amount of $1.2 million, and the Company paid the balance in full to settle on the Spin-Off date of September 13, 2024. The Company had a net intercompany balance of $4.0 million and $0.2 million from HCMC as of December 31, 2025 and December 31, 2024, respectively.

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with HCMC, pursuant to which the Company settled the outstanding $4.0 million intercompany receivable by accepting 43,889,786,222 shares of HCMC common stock. Upon settlement, the related party receivable was derecognized and the Company recorded an investment in HCMC accounted for under the equity method (see Note 13). As of December 31, 2025, the due from related party balance is $0.

Agreements with HCMC

The Company entered into several agreements with the former parent that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that sets forth HCMC’s and the Company’s agreements regarding the principal actions that both parties will take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement (“TSA”) pursuant to which HCMC and the Company provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that governs the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, HCMC provides to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services are provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Consolidated Statements of Operations based on the nature of the services. Following the Spin-Off, the Company recognized costs of $0.4 million for services provided by the former parent in 2024 pursuant to the transition services agreement.

NOTE 20. INCOME TAXES

Overview and Spin-Off

Prior to September 13, 2024, the date of the Spin-Off of HCWC as a stand-alone entity, separate tax returns were not filed as they were included in the consolidated tax reporting of the former parent entity HCMC. On September 13, 2024, HCWC completed its separation from HCMC through a tax-free distribution of HCWC common stock to HCMC shareholders. The Spin-Off was structured to qualify as tax-free under Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code (IRC).

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

As of December 31, 2025 and 2024, all amounts related to the Company’s tax positions are recognized on the Consolidated Balance Sheet. Income taxes are accounted for under the asset and liability method.

Correction of Prior Period Amounts (ASC 250)

During the fiscal year ended December 31, 2025, the Company completed its analysis of the tax consequences of the Spin-Off and the TMA. Based on information and analyses that became available in 2025, including the finalization of HCMC’s 2024 consolidated tax returns, the Company determined that certain deferred tax assets reported in the 2024 consolidated financial statements were incorrectly attributed to HCWC and should have been retained by HCMC. Specifically, the following pre-spin tax attributes were incorrectly included in the 2024 deferred tax asset balance:

●	Net operating loss carryforwards generated prior to September 13, 2024.
●	Tax basis in goodwill and other intangible assets arising from pre-spin acquisitions.
●	Temporary differences related to warrant liabilities
●	Temporary differences prior to September 13, 2024.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has evaluated the materiality of this error on both the prior period (2024) and the current period (2025). The correction of this error had no impact on the Company’s previously reported consolidated statements of operations, total assets, liabilities, or cash flows for any period, as the Company maintains a full valuation allowance against its net deferred tax assets and the adjustment was fully offset by a corresponding reduction in the valuation allowance. Accordingly, management has concluded that the error was immaterial to the 2024 financial statements and that correction of the error in 2025 would not materially misstate the 2025 financial statements.

The following table presents the effect of the correction on the previously reported 2024 balances. The 2024 balances presented herein have been revised to reflect this correction.

As of December 31, 2024

	As Previously Reported	Adjustment	As Revised
Deferred tax assets:
NOL carryforward	$3,129,808	$(3,085,556)	$44,252
Intangible assets	1,958,875	(1,958,875)	-
Warrant liability	498,740	(498,740)	-
Interest expense	227,272	(159,402)	67,870
ASC 842 - Lease Accounting	89,309	10,808	100,117
Charitable contributions	30,336	(22,339)	7,997
UNICAP 263a Adjustment	(3,823)	8,196	4,373
Allowances	7,485	(5,250)	2,235
Total deferred tax assets	5,938,002	(5,711,158)	226,844

Deferred tax liabilities:
Net book value of fixed assets	(32,905)	29,763	(3,142)
Intangible assets	-	(31,652)	(31,652)
Total deferred tax liabilities	(32,905)	(1,889)	(34,794)

Net deferred tax assets	5,905,097	(5,713,047)	192,050
Valuation allowance	(5,905,097)	5,713,047	(192,050)
Net deferred tax assets	$-	$-	$-

The adjustment to the 2024 NOL carryforward reflects the removal of pre-spin federal and state net operating losses.

Income Tax Provision

The Company did not have a provision for income taxes (current or deferred) for the years ended December 31, 2025 and 2024. The following table reconciles income tax expense (benefit) computed at the U.S. federal statutory rate to the income tax expense (benefit) reflected in the accompanying statement of operations, and reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years then ended. The 2024 amounts have been revised to reflect the correction described above.

	Year Ended December 31, 2025		Year Ended December 31, 2024 (As Revised)
	Amount	Rate %	Amount	Rate %
U.S. federal statutory rate	$(826,518)	21.0%	$(946,358)	21.0%
State tax benefit net of federal benefit	(213,571)	5.4%	(244,537)	5.4%
Change in valuation allowance	906,217	-23.0%	192,050	-4.3%
True-Up & Deferred Adjustment	486	0.0%	-	0.0%
Debt extinguishment	99,507	-2.5%	-	0.0%
Other permanent items	21,825	-0.6%	746	0.0%
Change in tax rate	126	0.0%	-	0.0%
Other	11,929	-0.3%	-	0.0%
Pre Spin-off tax adjustment	-	0.0%	998,099	-22.1%
Income tax provision/(benefit)	$-	0.0%	$-	0.0%

The 2024 revised income tax provision uses the full-year consolidated net loss before taxes of $4,506,466, which includes the Company’s results prior to the September 13, 2024 spin-off. The “Pre Spin-Off Tax Adjustment” line removes the tax effects of operations prior to the spin-off date, as responsibility for all taxes related to pre-spin periods is retained by HCMC under the TMA.

For the year ended December 31, 2025, the Company made no cash payments for income taxes, net of refunds received. Accordingly, disaggregation by jurisdiction is not applicable.

The reconciliation of the U.S. federal statutory income tax rate of 21.0% to the Company’s effective tax rate of 0% for the year ended December 31, 2025 is as follows:

●	The expected tax benefit at the federal statutory rate of $826,518 was reduced by a state tax benefit of $213,571 (5.4%). These benefits were fully offset by a change in valuation allowance of $906,217 (23.0%), which reflects management’s determination that it is more likely than not that the deferred tax assets generated during the year will not be realized.

●	Additional reconciling items include debt extinguishment of $99,507 (2.5%), representing a permanent difference arising from the non-deductible portion of debt extinguishment costs, and other permanent items of $21,825 (0.6%), primarily consisting of nondeductible expenses. True-up and other adjustments totaling approximately $12,600 (0.3%) reflect immaterial changes in estimates and rounding.

The net effect of these items results in an effective tax rate of 0% for 2025, consistent with the Company’s full valuation allowance position.

Deferred Tax Assets and Liabilities

As of December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

	Year Ended December 31,
	2025	2024 revised
Deferred tax assets:
NOL carryforward	$654,697	$44,252
Accrued expenses	20,661	-
Stock Compensation	25,766	-
Interest expense	335,593	67,870
ASC 842 - Lease Accounting	119,949	100,117
Charitable contributions	33,724	7,997
UNICAP 263a Adjustment	-	4,373
Allowances	4,986	2,235
Total deferred tax assets	1,195,376	226,844

Deferred tax liabilities:
Net book value of fixed assets	(44,410)	(3,142)
Intangible assets	(49,098)	(31,652)
UNICAP 263a Adjustment	(3,600)	-
Total deferred tax liabilities	(97,108)	(34,794)

Net deferred tax assets	1,098,268	192,050
Valuation allowance	(1,098,268)	(192,050)
Net deferred tax assets	$-	$-

Valuation Allowance

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

After consideration of all of the positive and negative evidence available—including the Company’s history of cumulative losses, negative working capital, and going concern uncertainties—management has determined that a valuation allowance is required at December 31, 2025 and 2024 to reduce the deferred tax assets to amounts that are more likely than not to be realized.

The valuation allowance was $192,050 as of December 31, 2024 (revised). During 2025, the valuation allowance increased by $906,217, primarily related to current year net operating losses and other temporary differences. Accordingly, the valuation allowance balance as of December 31, 2025 was $1,098,268.

Should the factors underlying management’s analysis change, future valuation adjustments to the Company’s net deferred tax assets may be necessary.

Net Operating Loss Carryforwards

At December 31, 2025, the Company had U.S. federal and state post-2017 net operating loss carryforwards (“NOLs”) of approximately $2.5 million and $2.6 million, respectively. The Tax Cuts and Jobs Act (TCJA) allows NOLs incurred in tax years beginning in 2018 to be carried forward indefinitely, subject to an 80% limitation on taxable income under Internal Revenue Code Section 172. The decrease in NOL carryforwards from the prior year reflects the correction of an error in the 2024 financial statements, whereby certain pre-spin NOLs generated prior to September 13, 2024, were incorrectly attributed to the Company. Under the Tax Matters Agreement, these NOLs were always the property of HCMC, the former parent, and have been removed from the Company’s deferred tax assets upon finalization of HCMC’s 2024 tax returns.

Certain net operating loss carryforwards are also subject to annual limitations under Internal Revenue Code Section 382 and separate return limitation year (SRLY) rules, which may restrict the amount of pre-change losses that can be utilized in future periods. Florida, Kansas, and Oklahoma net operating losses generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely and do not expire; however, NOLs in these states are subject to an annual limitation of 80% of taxable income. New York, New Jersey, and Virginia net operating losses expire after twenty years.

Recent Tax Legislation

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other provisions, the IRA includes a 15% corporate alternative minimum tax on applicable corporations and a 1% excise tax on stock repurchases made after December 31, 2022. The IRA is not expected to have an impact on the consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which, among other things, modifies certain business tax provisions, including interest expense limitations, depreciation and amortization rules, and selected energy-related incentives that interact with the IRA. The Company has evaluated the OBBBA and does not currently expect it to have a material impact on its consolidated financial statements.

Uncertain Tax Positions

The Company had no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024.

NOTE 21. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were available to be issued. Based upon this review, the Company identified the following subsequent event that would have required disclosure in the consolidated financial statements.

On January 14, 2026, the Company converted $29,400 of principal amount under the October 24, 2025 debt exchange agreement (see Note 15, Debt) into 100,000 shares of its Class A Common Stock. On January 21, 2026, the Company converted $21,420 of principal amount into 75,000 shares of its Class A Common Stock. On January 27, 2026, the Company converted $65,320 of principal amount into 200,000 shares of its Class A Common Stock. On February 20, 2026, the Company converted $76,429 debt into 285,075 shares of its Class A Common Stock. Following these transactions, $4,273,116 in principal remains outstanding under the Loan and Security Agreement dated July 18, 2024.

On February 10, 2026, the Company entered into an Exchange Agreement with the same holders of its outstanding promissory notes issued pursuant to the Loan and Security Agreement dated July 18, 2024. Under the terms of the agreement, the holders agreed to exchange an aggregate principal amount of $1,200,000 of such notes for shares of the Company’s Class A common stock, par value $0.001 per share.

On February 25, 2026, the Company converted $274,100 of principal amount under the February 10, 2026 debt exchange agreement into 1,000,000 shares of its Class A Common Stock. Following these transactions, $3,999,116 in principal remains outstanding under the Loan and Security Agreement dated July 18, 2024.

On February 24, 2026, the Compensation Committee of the Board of Directors approved the grant of an aggregate of 2,545,719 shares of restricted Class A common stock to certain executive officers, directors, and employees under the Company’s 2024 Equity Incentive Plan. The restricted stock vests in eight equal quarterly installments over a two-year period, with full acceleration upon a Change of Control or a Major Financing resulting in net proceeds to the Company in excess of $10 million. Additionally, the Compensation Committee approved amendments to the vesting schedules of certain outstanding 2025 restricted stock awards to accelerate vesting upon the occurrence of a Major Financing or Change of Control. The Compensation Committee also approved an amendment to Section 3.1(a) of the 2024 Equity Incentive Plan to increase the number of shares available for grant by 1.4 million shares.

On March 6, 2026, the Company converted $26,670 of principal amount under the February 10, 2026 debt exchange agreement into 100,000 shares of its Class A Common Stock. Following these transactions, $3,972,346 in principal remains outstanding under the Loan and Security Agreement dated July 18, 2024.

On March 10, 2026, the Company converted $260,400 of principal amount under the February 10, 2026 debt exchange agreement into 1,000,000 shares of its Class A Common Stock. Following these transactions, $3,711,946 in principal remains outstanding under the Loan and Security Agreement dated July 18, 2024.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1(c)	Asset Purchase Agreement, dated November 19, 2018, by and among the Company and Paradise Health Foods, Inc.	8-K	11/21/18	2.1
2.1(d)	Membership Interest Purchase Agreement, dated December 14, 2018, by and among Healthy U Wholesale, Inc. and the Sellers named therein	8-K	12/26/18	2.2
2.1(e)	Asset Purchase Agreement, dated February 8, 2022, by and among the Healthy Choice Markets 3, LLC, Mother Earth’s Storehouse Inc., Christopher Schneider and Kevin Schneider	8-K	2/8/22	2.1
3.1	Second Amended and Restated Certificate of Incorporation	S-1/A	2/13/24	3.1
3.2	Bylaws	S-1	9/8/2023	3.2
3.3	Certificate of Designation of Preferences, Rights And Limitations of Series A Convertible Preferred Stock	S-1/A	12/21/2023	3.3
10.1+	Healthy Choice Wellness Corp. Equity Incentive Plan	S-1/A	8/30/24	10.1
10.2	Form of Tax Matters Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.2
10.3	Form of Employee Matters Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.3
10.4+	Healthy Choice Wellness Corp. Form of Restricted Stock Award Agreement	S-1/A	8/30/24	10.4
10.6+	Form of Director Indemnification Agreement	S-1/A	6/26/2024	10.6
10.8	Form of Transition Services Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	12/21/2023	10.8
10.9	Form of Separation and Distribution Agreement between Healthier Choices Management Corp. and Healthy Choice Wellness Corp.	S-1/A	2/13/24	10.9
10.10	Securities Purchase Agreement, dated as of January 18, 2024, by and between Healthy Choice Wellness Corp. and the purchasers named therein	S-1/A	2/13/24	10.10
10.11	Form of Promissory Note, dated January 18, 2024	S-1/A	2/13/24	10.11
10.15	Form of Common Stock Purchase Warrant, dated April 8, 2024	S-1/A	5/24/24	10.15
10.16	First Amendment to Securities Purchase Agreement, dated as of April 8, 2024, by and between Healthy Choice Wellness Corp. and the purchasers named therein	S-1/A	5/24/24	10.16

29

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.20	Securities Purchase Agreement, dated as of August 18, 2022, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K	8/18/2022	10.1
10.21	First Amendment to Securities Purchase Agreement, dated as of March 1, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	3/6/23	10.1
10.22	Second Amendment to Securities Purchase Agreement, dated as of May 15, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	5/19/23	10.1
10.23	Third Amendment to Securities Purchase Agreement, dated as of October 30, 2023, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/3/23	10.1
10.24	Fourth Amendment to Securities Purchase Agreement, dated as of February 20, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	2/23/24	10.1
10.25	Fifth Amendment to Securities Purchase Agreement, dated as of April 4, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	4/9/24	10.1
10.26	Sixth Amendment to Securities Purchase Agreement, dated as of July 24, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	7/29/24	10.1
10.27	Seventh Amendment to Securities Purchase Agreement, dated as of November 27, 2024, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	12/5/24	10.1
10.28	Eighth Amendment to Securities Purchase Agreement, dated as of April 11, 2025, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	4/24/25	10.1
10.29	Nineth Amendment to Securities Purchase Agreement, dated as of October 30, 2025, by and between Healthier Choices Management Corp. and the purchasers named therein	8-K/A	11/06/25	10.1
10.30	Securities Purchase Agreement, dated as of May 12, 2025, by and between Healthy Choice Wellness Corp. and the purchasers named therein	8-K	5/12/2025	10.1
10.31	Amended and Restated Securities Purchase Agreement, dated as of June 20, 2025, by and between Healthy Choice Wellness Corp. and the purchasers named therein	8-K	6/27/2025	10.1
10.32	Securities Purchase Agreement, dated as of November 11, 2025, by and between Healthy Choice Wellness Corp. and Anson Investments Master Fund LP	8-K	11/14/2025	10.1
10.33	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (filed in connection with November 2025 SPA)	8-K	11/14/2025	3.1
10.34	Loan and Security Agreement, dated as of July 18, 2024, by and among Healthy Choice Wellness Corp., a Delaware corporation, the guarantors named therein and Hal Mintz (the “Agent”) (the exhibits and schedules to Exhibit 10.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted exhibits and schedules).	S-1/A	2/13/24	10.11
10.35	Exchange Agreement, dated as of March 2, 2025, by and between Healthy Choice Wellness Corp. and the holders of indebtedness named therein	8-K	3/3/2025	10.1
10.36	Exchange Agreement, dated as of April 2, 2025, by and between Healthy Choice Wellness Corp. and the holders of indebtedness named therein	8-K	4/3/2025	10.1
10.37	Exchange Agreement, dated as of April 30, 2025, by and between Healthy Choice Wellness Corp. and the holders of indebtedness named therein	8-K	5/1/2025	10.1
10.38	Exchange Agreement, dated as of July 15, 2025, by and between Healthy Choice Wellness Corp. and the holders of debt securities named therein	8-K	7/16/2025	10.1
10.39	Exchange Agreement, dated as of October 24, 2025, by and between Healthy Choice Wellness Corp. and the holders of debt securities named therein	8-K	10/31/2025	10.1
19	Insider Trading Policy				X
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Link base Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Link base Document				Filed
101.LAB	XBRL Taxonomy Extension Label Link base Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Link base Document				Filed

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

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

Healthy Choice Wellness Corp.

By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Holman	Principal Executive Officer and Director	March 16, 2026
Jeffrey Holman

/s/ John A. Ollet	Chief Financial Officer	March 16, 2026
John A. Ollet	(Principal Financial and Accounting Officer)

/s/ Gary Bodzin	Director	March 16, 2026
Gary Bodzin

/s/ Behnam Myers	Director	March 16, 2026
Behnam Myers

/s/ Michael Lerman	Director	March 16, 2026
Michael Lerman

31