Form 10-Q
period 2026-03-31
HEALTHY CHOICE WELLNESS CORP.
filed 2026-05-15
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 26,550,544 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,349,510	$3,019,618
Accounts receivable, net	283,064	363,935
Inventories	5,231,620	5,987,262
Prepaid expenses and vendor deposits	712,390	527,651
Due from related party	115,255	-
Other current assets	116,349	85,946
TOTAL CURRENT ASSETS	8,808,188	9,984,412

Property, plant, and equipment, net	1,737,660	1,770,746
Intangible assets, net	4,020,462	4,297,615
Goodwill	2,212,000	2,212,000
Right-of-use assets – operating lease	9,894,464	10,503,441
Right-of-use assets – finance lease	140,779	148,600
Investment in other entity - related party	2,260,652	3,950,081
Other assets	628,957	630,824
TOTAL ASSETS	$29,703,162	$33,497,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,448,555	$8,054,043
Contract liabilities	33,008	27,700
Current portion of loan payable	1,089,861	1,117,959
Operating lease liability, current	3,332,565	3,472,897
Finance lease liability, current	27,924	27,423
Other liabilities	14,567	14,306
TOTAL CURRENT LIABILITIES	12,946,480	12,714,328

Loan payable, net of current portion	5,174,854	6,180,498
Operating lease liability, net of current	6,665,310	7,111,534
Finance lease liability, net of current	115,274	122,445
Other long-term liabilities	60,136	63,878
TOTAL LIABILITIES	24,962,054	26,192,683

COMMITMENTS AND CONTINGENCIES (SEE NOTE 17)

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value per share, 560,000,000 shares authorized; 25,371,544 and 19,990,750 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	25,371	19,991
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 5,250 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	5	5
Additional paid-in capital	13,059,644	11,951,749
Accumulated deficit	(8,343,912)	(4,666,709)
TOTAL STOCKHOLDERS’ EQUITY	4,741,108	7,305,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,703,162	$33,497,719

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
SALES, NET	$18,245,038	$20,259,606

COST OF SALES	11,311,193	12,407,696

GROSS PROFIT	6,933,845	7,851,910

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,549,384	8,261,585

LOSS FROM OPERATIONS	(1,615,539)	(409,675)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(176,806)	(7,500)
Other (expense) income, net	(2,874)	2,496
Interest expense, net	(192,555)	(297,731)
Loss from equity investment	(65,507)	-
Impairment loss on equity method investment	(1,623,922)	-
TOTAL OTHER INCOME (EXPENSE), NET	(2,061,664)	(302,735)

LOSS BEFORE TAXES	(3,677,203)	(712,410)

INCOME TAX BENEFIT	-	-

NET LOSS	$(3,677,203)	$(712,410)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.17)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	21,431,118	10,049,082

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2026	19,990,750	$19,991	5,250	$5	$11,951,749	$(4,666,709)	$7,305,036
Issuance of common stock for debt conversion	2,835,075	2,835	-	-	874,271	-	877,106
Issuance of restricted stock awards	2,545,719	2,545	-	-	(2,545)	-	-
Stock-based compensation expense	-	-	-	-	236,169	-	236,169
Net loss	-	-	-	-	-	(3,677,203)	(3,677,203)
Balance – March 31, 2026	25,371,544	$25,371	5,250	$5	13,059,644	$(8,343,912)	$4,741,108

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	9,815,749	$9,816	$3,101,092	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	750,000	750	456,750	-	457,500
Net loss	-	-	-	(712,410)	(712,410)
Balance – March 31, 2025	10,565,749	$10,566	3,557,842	$(1,443,317)	$2,125,091

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(3,677,203)	$(712,410)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	389,483	429,990
Loss on asset disposal	-	1,831
Amortization of debt discount and issuance cost	16,981	16,982
Loss on debt extinguishment	105,390	7,500
Stock-based compensation expense	236,169	-
Amortization of right-of-use assets	956,810	917,614
Write-down of obsolete and slow-moving inventory	501,109	596,423
Change in allowance for credit losses	(8,900)	-
Loss on equity method investment	65,507	-
Impairment loss on equity method investment	1,623,922	-
Changes in operating assets and liabilities:
Accounts receivable	89,771	38,636
Inventories	254,533	(1,193,166)
Prepaid expenses and vendor deposits	(184,739)	222,757
Other current assets	(30,403)	(169,620)
Due from related party	(1,862)	(2,399)
Other assets	1,867	15,192
Accounts payable and accrued expenses	394,512	1,840,093
Contract liabilities	5,308	(38,881)
Other liabilities	(3,481)	-
Lease liabilities	(934,389)	(877,794)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(199,615)	1,092,748

INVESTING ACTIVITIES
Cash received from the related party	500,000	-
Cash advanced to related party	(613,393)	(966,584)
Purchases of property and equipment	(71,423)	(127,419)
NET CASH USED IN INVESTING ACTIVITIES	(184,816)	(1,094,003)

FINANCING ACTIVITIES
Principal payments on loan payable	(279,007)	(262,799)
Principal payments on finance lease liability	(6,670)	-
NET CASH USED IN FINANCING ACTIVITIES	(285,677)	(262,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(670,108)	(264,054)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,019,618	2,056,472
CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,349,510	$1,792,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$48,319	$298,324
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for operating lease liabilities	$347,833	$-
Debt to equity conversion	$771,716	$450,000

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Organization

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company was spun off from its former parent, Healthy Choice Markets Corp. (“HCMC”), on September 13, 2024.

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. A supplier is considered a concentration if it accounts for 10% or more of total purchases in a period. For the three months ended March 31, 2026, approximately 34% of our total purchases were from Kehe Distributors, LLC (“KeHe”), and 18% from Four Seasons Produce. For the three months ended March 31, 2025, approximately 14% of our total purchases were from UNFI, 16% of our purchases were from Four Seasons Produce, and 26% of our total purchases were from KeHe.

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

Conditions Giving Rise to Substantial Doubt

The Company currently and historically has reported net losses and cash outflows from operations. As of March 31, 2026, the Company had cash and cash equivalents of approximately $2.3 million and negative working capital of $4.1 million. For the three months ended March 31, 2026, the Company incurred net losses of approximately $3.7 million and cash used in operating activities of approximately $0.2 million. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management’s Plans to Alleviate Substantial Doubt

Management has developed and initiated several operational and financing plans to mitigate the conditions that raise substantial doubt.

Operationally, the Company has engaged a third-party consultant to identify cost-saving opportunities, the recommendations of which have been implemented. These cost-saving measures are expected to reduce selling, general and administrative expenses and improve net income, thereby positively impacting operating cash flows. Management is also evaluating the performance of existing stores and rightsizing operations as necessary to improve store-level profitability and reduce cash burn. Additionally, the Company is pursuing strategic acquisitions to expand its store base and achieve economies of scale, which management believes will enhance profitability and generate positive operating cash flows over the long term.

On the financing front, the Company has secured binding commitments from institutional investors to purchase $13.25 million of its Series A Convertible Preferred Stock. As of March 31, 2026, the Company has received $5.25 million of this committed financing, with the remaining $8.0 million commitment extended to April 1, 2027 pursuant to the Ninth Amendment to the Healthier Choices Management Corp. (“HCMC”) Series E Securities Purchase Agreement (see Note 16).

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

NOTE 3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026 or any future period.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2026, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, and Healthy U Wholesale, Inc. (“The Vitamin Store, LLC”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of the Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, goodwill and impairment, equity method investment, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, stock-based compensation, and the valuation of the assets and liabilities acquired in business combinations. Certain management’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Revenue Recognition

Revenues from product sales and services rendered, net of promotional discounts, manufacturer coupons and rebates, and return allowances, are recorded when products are delivered, title passes to customers and collection is likely to occur. Title passes to customers at the point of sale for retail and upon delivery of products for wholesale. Return allowances, which reduce revenue, are estimated using historical experience.

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

The Company generates co-op advertising revenue by billing vendors for advertising their products in the Company’s sales channels. Revenue is recognized at the point in time when the advertising is delivered in the Company’s sales channels, which is when the performance obligation is satisfied.

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in the cost of sales. The Company incurred shipping and handling costs of approximately $28,000 and $26,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. As of March 31, 2026, December 31, 2025, and January 1, 2025, the contract liability balances were approximately $33,000, $28,000 and $80,000, respectively.

The Company’s breakage policy is twenty-four months for gift cards. As such, all contract liabilities are expected to be recognized within a twenty-four-month period.

In August 2024, the Company transitioned its customer loyalty program from a points-based system to a VIP membership structure. Under the prior loyalty program, customers earned redeemable loyalty points based on qualifying purchases, which have been discontinued. Existing unredeemed loyalty points all expired on January 31, 2025. The existing VIP program provides members with immediate discounts on qualifying purchases, replacing the accrual of future points. The elimination of future loyalty point accruals reduces the Company’s ongoing contract liability obligations, as discounts under the VIP program are recognized as reductions to revenue at the time of sale.

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our condensed consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss (“CECL”) model under ASC 326, Financial Instruments-Credit Losses. Management has determined that no allowance for credit losses is required as of March 31, 2026 and December 31, 2025, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, underwriting, and other costs directly associated with in-process equity financings, including costs related to shelf registration statements, until such time as the financing is completed. Upon completion of an equity offering, these costs are reclassified to additional paid-in capital as a reduction of the gross proceeds received. Should a financing be abandoned, the deferred offering costs are expensed immediately in the condensed consolidated statements of operations. Costs incurred in connection with the preparation and filing of shelf registration statements are deferred and expensed ratably over the period during which the shelf is available for use, or charged to operations if the shelf is abandoned.

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

Identifiable Intangible Assets

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain identifiable finite-lived intangible assets are amortized over 4 to 13 years. Similar to tangible property, plant and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of March 31, 2026, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024. The Company operates as a single reporting unit for purposes of goodwill impairment testing. Goodwill is tested for impairment annually on September 30, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount, using a fair value-based test.

During the three months ended March 31, 2026, the Company recognized no goodwill impairment charges. No impairment was recognized during the three months ended March 31, 2025.

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

Goodwill is reviewed annually for impairment unless circumstances dictate the need for more frequent assessment. We perform our annual goodwill impairment testing as of September 30 of each year. The accounting guidance provides entities an option of performing a qualitative assessment (the “Step-zero” test) before performing a quantitative analysis. If the entity determines, on the basis of certain qualitative factors, that it is more-likely-than-not that the goodwill is not impaired, the entity would not need to proceed to the quantitative goodwill impairment testing process. For our single reporting unit’s annual testing, we performed a qualitative assessment and considered various macroeconomic, industry, and company-specific factors. Based on this assessment, management concluded that there is less than a 50% chance that the reporting unit’s fair value is below its carrying amount. Therefore, no goodwill impairment exists.

During the three months ended March 31, 2026, the Company performed a qualitative assessment and identified no triggering events. Based on this assessment, management concluded that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Therefore, no quantitative impairment test was required, and no goodwill impairment was recognized for the period. For further information regarding goodwill and the quantitative impairment test performed during the year ended December 31, 2025, see Note 10 - Goodwill.

The goodwill impairment test requires judgment, including identifying reporting units, assigning assets and liabilities to reporting units, and determining the fair value of the reporting unit. Significant judgments required to estimate the fair value of our reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions, including assumptions about secular economic and market conditions. We use discounted cash flow models to estimate fair value. These cash flow estimates are derived from historical experience, third-party market data and a market approach, and future long-term business plans and include assumptions of future sales growth, gross margin, operating margin, terminal growth rate, and the application of an appropriate discount rate.

Equity Method Investment

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Significant influence is presumed when ownership exceeds 20%, but is evaluated based on qualitative factors as outlined in ASC 323-10-15-6, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, and interchange of managerial personnel. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, which is recognized in the condensed consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decrease in the value of the investment has occurred that is other-than-temporary. If an impairment is identified, the Company measures the fair value of the investment using a multi-method approach under Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), incorporating observable market inputs and unobservable inputs as appropriate. An impairment loss is recognized in the condensed consolidated statements of operations to the extent that the carrying amount exceeds the estimated fair value. Impairment losses are not subsequently reversed. See Note 11 for additional information regarding the Company’s equity method investment and related impairment recognized during the three months ended March 31, 2026.

Debt

The Company accounts for debt in accordance with ASC 470, Debt and records specific incremental costs paid to third parties in connection with the issuance of long-term debt are deferred as a direct deduction from the carrying value of the associated debt liability on its condensed consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method.

For convertible debt instruments, the Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded derivative is bifurcated from share-settled convertible debt, then the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in aggregate on the Condensed Consolidated Balance Sheets. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income within other income (expense), net.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses its advertising costs as incurred. The Company incurred advertising expenses of approximately $61,000 and $158,000 for the three months ended March 31, 2026 and 2025, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401(k) employer expense amounted to $54,000 and $48,000 for the three months ended March 31, 2026 and 2025, respectively.

Loss Per Common Share

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock. For the three months ended March 31, 2026 and 2025, all potential common shares were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

A reconciliation of basic to diluted weighted average shares used in the loss per share calculation is as follows:

	Three Months Ended March 31,
	2026	2025

Basic weighted average shares outstanding	21,431,118	10,049,082
Dilutive effect of unvested restricted shares	-	-
Dilutive effect of Series A convertible preferred stock	-	-
Dilutive effect of convertible debt	-	-
Diluted weighted average shares outstanding	21,431,118	10,049,082

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended March 31, 2026 and 2025, because the effect of their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025

Restricted common stock grants	4,820,719	-
Series A convertible preferred stock (as converted to common)	3,804,348	-
Total anti-dilutive shares excluded	8,625,067	-

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company had no uncertain tax positions as of March 31, 2026 and December 31, 2025.

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

At the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”), the Company elected the following practical expedients, which continue to be applied as part of its accounting policies:

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

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its condensed consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Business Combination

The Company applies the provisions of Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing identifiable assets and liabilities, including intangible assets of acquired businesses at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the condensed consolidated statements of operations immediately as a gain or loss on acquisition. Acquisition-related expenses are expensed as incurred and are recorded in operating expenses in the condensed consolidated statements of operations.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update provide (1) guidance on measuring expected credit losses using a probabilistic method and (2) a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The Update is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU effective for the fiscal year beginning January 1, 2025. The Company adopted this ASU prospectively, applying the amendments from the adoption date forward without restatement of prior periods. The Company has elected the practical expedient provided therein. Accordingly, the Company’s estimate of expected credit losses on its trade accounts receivable is now based solely on historical loss experience and current asset-specific conditions. This change has been applied retrospectively as of the beginning of the annual period of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update (i) adds a scope exception from derivative accounting for contracts with underlyings based on a party’s own operations or activities and (ii) clarifies that share-based payments received from a customer are initially accounted for under Topic 606 rather than as derivatives or equity securities. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update clarifies the applicability of Topic 270, improves the navigability of interim disclosure requirements, and establishes a principle that an entity must disclose events or changes since the last annual reporting period that have a material impact on the entity. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures.

Reclassification

During the three months ended March 31, 2025, the Company previously classified cash advances to its former parent HCMC, as financing activities on the condensed consolidated statement of cash flows. Upon further review, management has determined that such advances represent lending activities and should be classified as investing activities. Accordingly, the Company has reclassified the $966,584 cash outflow to HCMC for the three months ended March 31, 2025 from financing activities to investing activities to conform to the current period presentation. This reclassification had no effect on the Company’s net decrease in cash and cash equivalents, net loss, or any other line items within the condensed consolidated financial statements for the period presented.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

A summary of the financial institutions that had cash in excess of FDIC limits of $250,000 on March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025
Total cash in excess of FDIC limits of $250,000	$424,597	$-

A summary of the financial institution that had cash in excess of SIPC limits of $500,000 on March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025
Total cash equivalents in excess of SIPC limits of $500,000	$546,817	$1,529,972

Our investments in money market funds are recorded at fair value, and funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The following table summarizes cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

Level 1	March 31, 2026	December 31, 2025
Money market funds	$1,046,817	$2,029,972

The following table provides a reconciliation of cash and cash equivalents to amounts shown in the statements of cash flow:

	March 31, 2026	December 31, 2025
Cash	$1,302,693	$989,646
Cash equivalents	1,046,817	2,029,972
Total cash and cash equivalents	$2,349,510	$3,019,618

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 78% and 71% of the goods we sell from our top 20 suppliers for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, approximately 34% of our total purchases were from KeHe, and 18% from Four Seasons Produce. For the three months ended March 31, 2025, approximately 14% of our total purchases were from UNFI, 16% of our purchases were from Four Seasons Produce, and 26% of our total purchases were from KeHe. No other supplier exceeded 10% of total purchases in either periods. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $535,000 and $328,000 for the three months ended March 31, 2026 and 2025, respectively. The Company’s accounts receivable amounted to approximately $283,000, $364,000 and $510,000 at March 31, 2026, December 31, 2025 and January 1, 2025, respectively.

The Company’s credit loss is attributable to accounts receivable arising from contracts with customers under ASC 606. The Company has early adopted ASU 2025-05 and elected the practical expedient permitted for current accounts receivable. Under this expedient, the Company assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the receivables; accordingly, the Company is not required to develop reasonable and supportable forecasts of future economic conditions for these assets. The allowance is determined based on customer credit history and current conditions. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $19,000 and $10,000 in credit loss as of March 31, 2026 and December 31, 2025, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $501,000 and $596,000 for the three months ended March 31, 2026 and 2025, respectively. The Company’s inventories consist primarily of merchandise available for resale.

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

The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. As the Company operates as a single reportable segment, the adoption did not have an impact on the Company’s condensed consolidated financial statements. However, it did result in enhanced disclosures related to segment expenses and reconciliations to consolidated totals. Specifically, the Company has begun disclosing segment-specific expenses that are regularly reviewed by the CODM, Jeffrey Holman, the Company’s Chief Executive Officer, in accordance with the new standard. This adoption did not have an impact on the Company’s condensed consolidated financial statements.

The following table summarizes the significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Advertising	$58,128	$157,872
Payroll and Benefits	3,580,872	3,896,602
Occupancy	1,864,500	1,823,446
Depreciation and Amortization	380,133	429,910
Bank Service Charges and Merchant Account Fees	322,784	400,269
Other selling, general and administrative expenses	454,922	461,918
Total significant reporting segment expenses	6,661,339	7,170,017
Unallocated amount	1,888,045	1,091,568
Total consolidated operating expenses	$8,549,384	$8,261,585

The following tables summarize the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	Three Months Ended March 31,
	2026	2025
Segment net operating income	$272,505	$681,893
Unallocated amount	(1,888,044)	(1,091,568)
Consolidated loss from operations	$(1,615,539)	$(409,675)

	March 31, 2026	December 31, 2025
Total reporting segment assets	$28,796,998	$29,796,419
Unallocated amount	906,164	3,701,300
Consolidated total assets	$29,703,162	$33,497,719

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

	Three Months Ended March 31,
	2026	2025
Retail Grocery	$16,684,920	$18,452,867
Food service	1,560,118	1,786,799
Online/eCommerce	-	19,940
Total revenue	$18,245,038	$20,259,606

The Company does not have significant revenue recognized over time due to the nature of retail store operations. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer. Revenue is recognized as follows:

●	Retail Sales: At the point of sale when payment is received, products are physically transferred, and title passes.
●	Advertising Services (CO-OP Revenue): When promotional materials are distributed to end-user customers.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Displays	$319,524	$319,524
Furniture and fixtures	850,596	825,156
Leasehold improvements	2,170,348	2,125,454
Computer hardware & equipment	231,275	230,185
Other	751,401	751,401
	4,323,144	4,251,720
Less: accumulated depreciation and amortization	(2,585,484)	(2,480,974)
Total property, plant, and equipment	$1,737,660	$1,770,746

The Company incurred approximately $105,000 and $133,000 of depreciation expense for the three months ended March 31, 2026 and 2025, respectively.

NOTE 9. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of March 31, 2026 and December 31, 2025:

March 31, 2026	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,489,000	$(1,984,730)	$2,504,270
Customer relationships	4-6 years	2,669,000	(2,000,722)	668,278
Non-compete	4-5 years	2,322,000	(1,474,086)	847,914
Intangible assets, net		$9,480,000	$(5,459,538)	$4,020,462

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,489,000	$(1,889,394)	$2,599,606
Customer relationships	4-6 years	2,669,000	(1,926,306)	742,694
Non-compete	4-5 years	2,322,000	(1,366,685)	955,315
Intangible assets, net		$9,480,000	$(5,182,385)	$4,297,615

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $277,000 and $297,000 for the three months ended March 31, 2026 and 2025, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2026 (remaining nine months)	$830,923
2027	969,271
2028	659,832
2029	452,396
2030	268,940
Thereafter	839,100
Total	$4,020,462

NOTE 10. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of March 31, 2026, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024.

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of goodwill exceeds its estimated fair value.

Goodwill Impairment Assessment — Three Months Ended March 31, 2026

During the first quarter of 2026, the Company performed a qualitative assessment (Step 0) of goodwill impairment for its single reporting unit. No triggering events were identified during the quarter. In particular, the Company considered that its stock price as of March 31, 2026 remained near book value per share, and no adverse changes in macroeconomic conditions, industry trends, cost factors, or financial performance were observed.

Based on this qualitative assessment, management concluded that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount. Accordingly, no quantitative impairment test was required, and the Company determined that goodwill was not impaired as of March 31, 2026.

Goodwill Impairment Assessment — Year Ended December 31, 2025

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

The changes in the carrying amount of goodwill as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025

Beginning balance	$2,212,000	$2,212,000
Acquisitions	-	-
Ending balance	$2,212,000	$2,212,000

NOTE 11. INVESTMENT IN OTHER ENTITY-RELATED PARTY

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

Ownership Changes During the Period

As of December 31, 2025, HCMC had approximately 525.2 billion shares of common stock outstanding. The Company held 43,889,786,222 shares, representing approximately 8.4% of HCMC’s outstanding common stock.

On February 1, 2026, HCMC entered into a Stock Purchase and Satisfaction of Debt Agreement with a vendor, issuing 2,000,000,000 shares of common stock to settle $200,000 of outstanding accounts payable. As a result of this issuance, HCMC’s total outstanding common stock increased to approximately 527.2 billion shares. The Company’s ownership percentage was diluted to approximately 8.3% as of February 1, 2026, and remained at that level as of March 31, 2026, assuming no other changes to HCMC’s share count.

Equity Method Assessment

Although the Company’s ownership interest in HCMC remains below the 20% presumptive threshold for significant influence, a member of the Company’s senior management serves as Chairman of the Board of HCMC. As of March 31, 2026, HCMC’s board consists of three members, and the Company continues to hold disproportionate board representation relative to its ownership percentage. This representation provides the Company with the ability to exercise significant influence over HCMC’s operating and financial policies. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company and HCMC have committed to separate their boards and management teams. As of March 31, 2026, this separation had not yet been completed. Accordingly, the investment continues to be accounted for using the equity method during the three months ended March 31, 2026.

Equity Method Loss Recognition

HCMC has historically incurred net losses and continues to do so. For the three months ended March 31, 2026, HCMC reported a net loss of approximately $0.8 million. The Company recognized its proportionate share of this loss based on its weighted-average ownership percentage during the period, which resulted in equity method loss of approximately $66,000 for the three months ended March 31, 2026. This loss is recorded within other income (expense) in the accompanying condensed consolidated statement of operations.

Summarized Financial Information of Equity Method Investee (HCMC)

As of March 31, 2026, the Company’s equity method investment in HCMC represented approximately 12.4% of the Company’s consolidated total assets. Applying the significance tests under Regulation S-X, Rule 1-02(w), the investment test 12.4% and the asset test 4.6% did not exceed the 20% threshold; however, the income test resulted in 38.3%, which exceeds the 20% significance threshold. Accordingly, the investment is considered significant, and the following tables present summarized financial information for HCMC as of March 31, 2026 and for the three months then ended, as derived from HCMC’s publicly filed Form 10-Q for the same period.

HCMC – Summarized Balance Sheet Information	31-Mar-26	December 31, 2025
	(Unaudited)
Current assets	$1,319,064	$1,339,726
Noncurrent assets	115,470	128,144
Total assets	$1,434,534	$1,467,870

Current liabilities	2,143,723	1,590,264
Noncurrent liabilities	-	-
Total liabilities	2,143,723	1,590,264

Redeemable convertible preferred stock	1,111,100	1,111,100
Total stockholders’ deficit	(1,820,289)	(1,233,494)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	1,434,534	1,467,870

	Three Months Ended March 31,
HCMC – Summarized Statement of Operations Information	2026	2025
Net sales	$-	$1,780
Cost of sales	$-	$1,478
Gross profit	$-	$302
Loss from operations	$(806,624)	$(2,169,413)
Net loss	$(786,795)	$(2,183,676)

Impairment Assessment

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To assess recoverability as of March 31, 2026, the Company performed an internal valuation of the investment. The internal valuation was based on the third-party valuation obtained as of December 31, 2025, adjusted for subsequent changes in the investee’s financial position, share issuances, and observable market prices as of March 31, 2026.

During the three months ended March 31, 2026, the Company recorded an impairment loss of $1,623,922 on its equity method investment due to an adverse PTAB IPR ruling that materially reduced the fair value of the investee. The fair value was estimated using a multi-method approach under ASC 820, incorporating observable transaction prices and a probability-weighted litigation model. The impairment loss is included in other income (expense) in the condensed consolidated statement of operations.

Related Party Considerations

HCMC is a related party as the Company’s former parent prior to the Spin-Off completed on September 13, 2024. Prior to the Spin-Off, the Company and HCMC were under common control and had significant intercompany relationships. Following the Spin-Off, the Company and HCMC continue to have common board representation and management overlap as described above. The terms of the settlement were negotiated and approved by the Company’s Board of Directors, which has a majority of independent directors.

Variable Interest Entities (Unconsolidated)

The Company has evaluated its investment in its former parent, HCMC, under ASC 810, Consolidation, and has determined that HCMC meets the definition of a VIE. HCMC is considered a VIE primarily due to its negative equity position, which indicates that the equity at risk is insufficient to permit the entity to finance its activities without additional subordinated financial support.

The Company holds a variable interest in HCMC through its ownership of approximately 8.3% of HCMC’s outstanding common stock as of March 31, 2026. The Company is not the primary beneficiary of HCMC because it does not have the power to direct the activities that most significantly impact HCMC’s economic performance. Such power resides with HCMC’s Board of Directors, of which the Company holds one of three seats, with independent directors holding the majority vote. Accordingly, the Company does not consolidate HCMC. We will continue to absorb portions of HCMC’s expected losses or gains commensurate with our 8.3% equity interest in HCMC, until we conclude we no longer hold a significant influence over HCMC, at which point we will consider whether the investment should be accounted for at fair value.

The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its equity investment.

The carrying value of the investment as of March 31, 2026, reflects (i) the initial carrying value of $3.95 million, (ii) the equity method loss of approximately $66,000, (iii) an impairment loss of $1,623,922 on its equity method investment, resulting in a carrying value of approximately $2.3 million as of March 31, 2026. The Company does not have any future funding commitments, guarantees, or other arrangements that could require it to provide additional financial support to HCMC. Any losses or gains attributable to the Company’s interest in HCMC will be recognized commensurate with its equity ownership percentage in accordance with the equity method of accounting.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2026 and December 31, 2025, accounts payable and accrued expenses consisted of:

	March 31, 2026	December 31, 2025
Trade creditors	$6,967,540	$7,310,925
Accrued expenses	1,481,015	743,118
Total	$8,448,555	$8,054,043

NOTE 13. DEBT

A breakdown of the Company’s debt as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026	December 31, 2025
Promissory note	$6,463,142	$7,513,867
Debt discount and issuance cost	(198,427)	(215,408)
Total debt, net of debt discount and issuance costs	6,264,715	7,298,459
Current portion of long-term debt	(1,158,735)	(1,186,833)
Current portion of debt discount and issuance cost	68,874	68,872
Long-term debt	$5,174,854	$6,180,498

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $1,101,000 and $1,257,000 as of March 31, 2026 and December 31, 2025, respectively. The Company incurred approximately $17,000 and $26,000 interest expense for the three months ended March 31, 2026 and 2025, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $428,000 and $452,000 in principal amount as of March 31, 2026 and December 31, 2025, respectively. The Company recognized interest expense of approximately $7,000 and $9,000 for the three months ended March 31, 2026, and 2025, respectively.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of GreenAcres Market. The outstanding balance was approximately $1,305,000 and $1,390,000 as of March 31, 2026 and December 31, 2025, respectively. The Company incurred approximately $20,000 and $25,000 interest expense for the three months ended March 31, 2026 and 2025, respectively.

Acquisition Loan

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

Throughout the year ended December 31, 2025 and first quarter of 2026, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the holders of the Acquisition Loan (the “Noteholders”), who are unrelated third parties, to convert portions of the outstanding principal and accrued interest into shares of the Company’s Class A common stock. These conversions were accounted for as debt extinguishments. The difference between the carrying amount of the extinguished debt and the fair value of the common stock issued was recognized as a loss on debt extinguishment.

In summary, as a result of these exchange agreements during the first quarter of 2026, the Company exchanged approximately $0.8 million of outstanding principal of the Acquisition Loan in exchange for 2,835,075 shares of the Company’s Class A common stock.

The following table summarizes the conversion activity during the three months ended March 31, 2026, and during the year ended December 31, 2025:

Exchange Agreement Date	Principal Converted	Shares Issued
October 24, 2025	$192,569	660,075
February 10, 2026	579,147	2,175,000
Total converted in first quarter of 2026	$771,716	2,835,075

Exchange Agreement Date	Principal Converted	Shares Issued
March 2, 2025	$450,000	750,000
April 3, 2025	500,000	1,136,364
May 1, 2025	175,000	863,637
July 15, 2025	1,000,000	2,500,000
October 24, 2025	909,315	2,325,000
Total converted in year 2025	$3,034,315	7,575,001

As a result of these debt conversions, the Company recorded a net loss on extinguishment of debt of approximately $177,000 and $8,000 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025, respectively. Following these transactions, $3,693,969 in principal remains outstanding under the Acquisition Loan as of March 31, 2026.

As of March 31, 2026, the Company had $620,852 of outstanding debt under the February 10, 2026 exchange agreement, which contains an embedded conversion feature allowing holders to convert debt into shares of Class A common stock at a conversion price equal to the closing bid price on the trading day prior to conversion. Under Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), this embedded derivative meets the criteria for bifurcation and is required to be recognized at fair value. The NYSE American approved a maximum of 4,000,000 shares for this conversion, of which 2,175,000 shares had been issued as of March 31, 2026, leaving 1,825,000 shares available. Based on the March 31, 2026 closing stock price of $0.249 per share, the remaining shares have a fair value of $454,425, which equals the maximum principal eligible for conversion under the current share authorization. Accordingly, the embedded conversion feature had a fair value of $0.0 as of the balance sheet date, and no derivative liability was recorded.

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

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2026 (remaining nine months)	$862,517
2027	4,789,327
2028	534,923
2029	276,375
2030	-
Total	$6,463,142

NOTE 14. LEASES

The Company has various lease agreements with terms of up to 20 years, including operating leases of retail stores, headquarters, and a finance lease for data center equipment.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2026

Maturity of Lease Liabilities by Fiscal Year	Operating Leases	Finance Leases
2026 (remaining nine months)	$2,934,329	$27,874
2027	3,042,198	37,165
2028	2,369,654	37,165
2029	1,710,855	37,165
2030	456,864	27,874
Thereafter	464,490	-
Total undiscounted operating lease payments	$10,978,390	$167,243
Less: Imputed interest	(980,515)	(24,045)
Present value of lease liabilities	$9,997,875	$143,198

In January 2026, the Company, through its wholly-owned subsidiary Healthy Choice Markets 2, LLC, renewed the lease for its store located in West Melbourne, Florida for a five-year term commencing January 1, 2026 through December 31, 2030. All other material terms of the original lease, including the Company’s obligation to pay its pro-rata share of real estate taxes, common area maintenance, insurance, and other operating expenses, remain in effect. The renewal was accounted for as a remeasurement of the existing lease liability and right-of-use asset as of January 1, 2026 using the Company’s incremental borrowing rate at that date.

The following table summarizes the Company’s operating leases:

Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$9,894,464	$10,503,441
Finance lease right-of-use assets	140,779	148,600
Total right-of-use assets	$10,035,243	$10,652,041

Operating lease liability, current	$3,332,565	$3,472,897
Finance lease liability, current	27,924	27,423
Operating lease liability, net of current	6,665,310	7,111,534
Finance lease liability, net of current	115,274	122,445
Total lease liabilities	$10,141,073	$10,734,299

The amortization of the right-of-use assets of approximately $957,000 and $918,000 for the three months ended March 31, 2026 and 2025, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at March 31, 2026 and December 31, 2025:

Other Information	March 31, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	3 years	4 years
Weighted-average discount rate for operating leases	5.52%	5.30%
Weighted-average remaining lease term for finance leases	5 years	5 years
Weighted-average discount rate for finance leases	7.25%	7.25

Rent expense for the three months ended March 31, 2026 and 2025 was approximately $976,000 for each period. It is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The components of lease expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$718,877	$900,913
Finance lease cost	7,821	-
Variable lease cost	19,060	58,787
Short-term lease cost	237,933	16,701
Total lease expense	$983,691	$976,401

The aggregate cash payments under the leasing arrangements were approximately $934,000 and $878,000 for the three months ended March 31, 2026 and 2025, respectively, were included in operating cash flows.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company was spun off from HCMC (the “Former Parent”) on September 13, 2024. Prior to the Spin-Off, the Company did not operate as a stand-alone entity. Following the Spin-Off, the Company and the Former Parent operate as separate, publicly traded companies, though they remain related parties due to common ownership history and ongoing agreements.

Allocation of General Corporate Expenses

HCMC provided human resources, accounting, payroll processing, legal and other managerial services to the Company prior to the Spin-Off. Following the Spin-Off, HCWC and HCMC entered into a TSA, under which both companies agreed to provide certain transitional services to one another to ensure smooth separation. These services were provided on a transitional basis and were expected to continue for a period of up to one year following the Spin-Off.

Management adopted a proportional cost allocation method to allocate HCMC expenses to the Company. The allocation method calculated the appropriate share of overhead costs to the Company based on management’s estimate that the sum of management time and resources spent managing the Company was approximately equal to the amount of time and resources spent managing HCMC and its subsidiaries. As a result, 50% of HCMC overhead on a weighted average basis was allocated to the Company based on the fact that management spent an equal amount of time managing HCMC and the Company. The Company believed the allocation methodology used was reasonable and had been consistently applied, and resulted in an appropriate allocation of costs incurred. However, these allocations were not necessarily indicative of the cost had the Company been a stand-alone entity or of future services.

Settlement of Related Party Receivable

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with HCMC, pursuant to which the Company settled an outstanding $4.0 million intercompany receivable by accepting 43,889,786,222 shares of HCMC common stock. Upon settlement, the related party receivable was derecognized and the Company recorded an investment in HCMC accounted for under the equity method (see Note 11). As of December 31, 2025, the due from related party balance was $0.

Subsequent Activity – Due from Related Party

As of March 31, 2026, the Company had a due from related party balance of approximately $0.1 million, representing temporary advances to HCMC for transition purposes under the Transition Services Agreement. The Company expects HCMC to repay the remaining balance in full during the second quarter of 2026.

Agreements with HCMC

The Company entered into several agreements with the former parent that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that sets forth HCMC’s and the Company’s agreements regarding the principal actions that both parties take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and the Company provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off.
●	a Tax Matters Agreement (“TMA”) that governs the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the transition services agreement, the HCMC provides to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. Generally, these services will be provided for a period of up to one year following the Spin-Off. Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Condensed Consolidated Statements of Operations based on the nature of the services.

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

Debt Conversion

During 2025 and the three months ended March 31, 2026, the Company converted approximately $3,806,031 of outstanding principal and $187,726 of accrued interest under its July 18, 2024 Loan and Security Agreement into approximately 10,410,076 shares of Class A common stock pursuant to several exchange agreements. As of March 31, 2026, approximately $3,693,969 in principal remains outstanding under the Loan and Security Agreement. See Note 13 for further discussion.

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

On May 12, 2025, the Company entered into a Securities Purchase Agreement to issue 3,250 shares of Series A Convertible Preferred Stock (the “HCWC Preferred Stock”) with a stated value of $1,000 per share and par value of $0.001 per share. On June 20, 2025, HCWC entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares (the ‘Shares”) of the HCWC Preferred Stock to three investors (the “Purchasers”) for an aggregate subscription price of $3,250,000 (the “Offering”). The proceeds the Company received were used for general corporate purposes and acquisitions. The HCWC Preferred Stock is convertible into shares of the Company’s Class A Common Stock at a conversion price of $1.38 per share, subject to adjustment as set forth in the Certificate of Designation.

On November 11, 2025, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 2,000 shares of the HCWC Preferred Stock to investors for an aggregate subscription price of $2,000,000. The HCWC Preferred Stock is convertible into shares of the Company’s Class A Common Stock at a conversion price of $1.38 per share, subject to adjustment as set forth in the Certificate of Designation.

As of March 31, 2026, the Company has sold $5.25 million of HCWC Preferred Stock, with binding commitments to purchase an additional $8.0 million in Preferred Stock from the same investors who purchased HCMC Series E Preferred Stock. As of March 31, 2026, no preferred stock was converted into common stock.

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

On February 24, 2026, the Compensation Committee of the Board of Directors approved the grant of an aggregate of 2,545,719 shares of restricted Class A common stock to certain executive officers, directors, and employees under the Company’s 2024 Equity Incentive Plan. The restricted stock vests in eight equal quarterly installments over a two-year period, with full acceleration upon a Change of Control or a Major Financing resulting in net proceeds to the Company in excess of $10 million. Additionally, the Compensation Committee approved amendments to the vesting schedules of all outstanding 2025 restricted stock awards to accelerate vesting upon the occurrence of a Major Financing or Change of Control. The Compensation Committee, pursuant to Section 3.1(a) of the 2024 Equity Incentive Plan increased the number of shares available for grant by 1.4 million shares to a total of up to 2,545,719 shares of Class A common stock.

As of March 31, 2026, 5.1 million shares of restricted Class A common stock were issued, and 325,000 shares were vested. For the three months ended March 31, 2026 and 2025, approximately $236,000 and $0 of stock-based compensation expense related to these awards were recognized in the accompanying condensed consolidated financial statements.

The following table reflects the activity for all unvested restricted stocks during the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	-	$-
Granted	2,600,000	1,560,000
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2025	2,600,000	$1,560,000
Granted	2,545,719	878,273
Vested	(325,000)	(195,000)
Forfeited	-	-
Unvested at March 31, 2026	4,820,719	2,243,273

As of March 31, 2026, there was approximately $2,105,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the 2024 Equity Incentive Plan. This cost is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

As of March 31, 2026, 25,371,544 shares of class A common stock and 5,250 shares of Series A Convertible Preferred Stock were outstanding.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2026. With respect to legal costs, we record such costs as incurred.

NOTE 18. SUBSEQUENT EVENTS

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

On April 1, 2026, the Company converted $17,978 of principal amount under the February 10, 2026 debt exchange agreement into 75,000 shares of its Class A Common Stock.

On May 6, 2026, the Company converted $285,108 of principal amount under the February 10, 2026 debt exchange agreement into 1,060,000 shares of its Class A Common Stock.

On May 11, 2026, the Company converted $12,232 of principal amount under the February 10, 2026 debt exchange agreement into 44,000 shares of its Class A Common Stock. Following this transaction, $3,378,651 in principal remains outstanding under the Loan and Security Agreement dated July 18, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements. The terms “we,” “us,” “our,” and the “Company” refer to Healthy Choice Wellness Corp. and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choice Markets IV, LLC (“Green’s Natural Foods”), Healthy Choice Markets V, LLC (“Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, The Vitamin Store, LLC, and Healthy U Wholesale, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company currently and historically has reported net losses and has reported cash outflows from operations this quarter. As of March 31, 2026, the Company had cash and cash equivalents of approximately $2.3 million and negative working capital of $4.1 million.

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

Results of Operations

The following table sets forth our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 that is used in the following discussions of our results of operations:

	Three Months Ended March 31,		2026 to 2025
	2026	2025	Change $
SALES	$18,245,038	$20,259,606	$(2,014,568)

COST OF SALES	11,311,193	12,407,696	(1,096,503)

GROSS PROFIT	6,933,845	7,851,910	(918,065)

OPERATING EXPENSES, NET	8,549,384	8,261,585	287,799

LOSS FROM OPERATIONS	(1,615,539)	(409,675)	(1,205,864)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(176,806)	(7,500)	(169,306)
Other (expense) income, net	(2,874)	2,496	(5,370)
Interest expense, net	(192,555)	(297,731)	105,176
Equity method loss	(65,507)	-	(65,507)
Impairment loss on equity method investment	(1,623,922)	-	(1,623,922)
TOTAL OTHER EXPENSES, NET	(2,061,664)	(302,735)	(1,758,929)

NET LOSS	$(3,677,203)	$(712,410)	$(2,964,793)

Net sales decreased $2.0 million to $18.2 million for the three months ended March 31, 2026 as compared to $20.2 million for the same period in 2025. The decrease consisted of a same-store sales decrease of $2.2 million, partially offset by a $0.2 million increase in CO-OP revenue.

Cost of goods sold for the three months ended March 31, 2026 and 2025 were $11.3 million and $12.4 million, respectively. The decrease was driven by a $2.2 million reduction in net sales, which directly lowered variable cost of goods sold. Gross margin decreased 0.8 percentage points to 38.0% from 38.8% in the prior year period, primarily due to unfavorable product mix.

Total operating expenses for the three months ended March 31, 2026 and 2025 were $8.5 million and $8.3 million, respectively. The $0.2 million increase was primarily attributable to stock-based compensation expense, which was not incurred in the prior year period.

Total other expenses, net for the three months ended March 31, 2026 were $2.1 million, consisting of net interest expense of approximately $0.2 million, loss on debt extinguishment of approximately $0.2 million, equity method loss of approximately $0.1 million, and impairment loss on equity method investment of $1.6 million. Total other (expenses) income, net of $0.3 million for the three months ended March 31, 2025 consists of net interest expense of $0.3 million, other miscellaneous income of approximately $2,000, offset by $8,000 loss on debt extinguishment.

Lease Commitments, Known Trends and Uncertainties

As of March 31, 2026, the Company has operating lease obligations totaling $10.0 million, with a weighted-average remaining term of 3 years and a weighted-average discount rate of 5.52%. Rent expense for the three months ended March 31, 2026 was approximately $1.0 million, consistent with the same period in 2025. Future rent expense may be affected by lease expirations and new commitments at market rates, as well as fluctuations in property taxes, which have trended lower in the current year. Rising interest rates could increase the cost of future lease obligations, as evidenced by the increase in the weighted-average discount rate to 5.52% from 5.30% in the prior year.

As of March 31, 2026, the Company holds an equity method investment in its former parent HCMC, with a carrying value of approximately $2.3 million. During the three months ended March 31, 2026, the Company recorded an impairment loss of $1,623,922 on its equity method investment due to an adverse PTAB IPR ruling that materially reduced the fair value of the investee. The fair value was estimated using a multi-method approach under ASC 820, incorporating observable transaction prices and a probability-weighted litigation model. Key assumptions used in the valuation included the probability of successful outcomes in the investee’s pending litigation, the timing and amount of future cash flows, and the discount rate applied. The impairment loss is included in other income (expense) in the condensed consolidated statement of operations. Future adverse developments in the investee’s litigation, continued operating losses, further dilution of the Company’s ownership percentage, or a sustained decline in the investee’s market value could result in additional material impairment charges in future periods.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by
Operating activities	$(199,615)	$1,092,748
Investing activities	(184,816)	(1,094,003)
Financing activities	(285,677)	(262,799)
	$(670,108)	$(264,054)

Our net cash used in operating activities of approximately $0.2 million for the three months ended March 31, 2026 resulted from a net loss of $3.7 million and a net cash usage of $0.4 million from changes in operating assets and liabilities, offset by a non-cash adjustment of $3.9 million. Our net cash provided by operating activities of approximately $1.1 million for the three months ended March 31, 2025 resulted from a net loss of $0.7 million, offset by a non-cash adjustment of $2.0 million and a net cash usage of $0.2 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.2 million for the three months ended March 31, 2026 consists of $0.1 million cash advance to related party and $0.1 million purchases of property and equipment. The net cash used in investing activities of $1.1 million for the three months ended March 31, 2025 consists of $1.0 million payment to related party and $0.1 million purchases of property and equipment.

Net cash used in financing activities for both the three months ended March 31, 2026 and 2025 consists of $0.3 million in principal payments on loan payable.

At March 31, 2026 and December 31, 2025, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash and cash equivalents balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in two financial institutions. The portion of our balance held as cash deposits in these institutions is generally in excess of the FDIC insurance limit.

The Company has not experienced any losses on its cash or cash equivalents. The following table presents the Company’s cash position as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,349,510	$3,019,618
Total assets	$29,703,162	$33,497,719
Cash and cash equivalents as a percentage of total assets	7.9%	9.0%

The Company reported a net loss of $3.7 million for the three months ended March 31, 2026. The Company also had negative working capital of $4.1 million. The Company expects to continue incurring losses for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements. These estimates and assumptions include promotional discounts, manufacturer coupons and rebates, return allowances that are netted against revenue, useful lives and impairment of long-lived assets, goodwill and impairment, equity method investments and equity method investments impairment, allowance for credit losses, inventory provisions, deferred taxes and related valuation allowances, allocation of corporate general expenses, stock-based compensation, and the valuation of the assets and liabilities acquired in business combinations.

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

	Three Months Ended March 31,
	2026	2025
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(3,677,203)	$(712,410)
Interest expense	192,555	297,731
Depreciation and amortization	389,483	429,990
EBITDA	(3,095,165)	15,311
Loss on debt settlement	176,806	-
Equity method loss	65,507	-
Impairment loss on equity method investment	1,623,922	-
Stock compensation	236,169	-
Other (expenses) income, net	2,874	5,004
Adjusted EBITDA	$(989,887)	$20,315

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2025 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of March 31, 2026 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2026 and noted the material weaknesses as follows:

●	Management does not evidence independent preparer and reviewer of journal entries, to demonstrate adequate segregation of duties, and the precision of the review of journal entries.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.
(b)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;
(vi)	Review of Service-Level Agreements (SLAs) for all IT service relationships across the Company to ensure active SLAs are in place and enforced.

●	Lack of Formal Related Party Transaction Policy: The Company did not maintain a formal written policy and related controls for the timely identification, evaluation, and accounting treatment of transactions with related parties. The absence of this formal framework resulted in the initial misapplication of accounting guidance for a significant related party transaction during the year. In addition, during the first quarter of 2026, the Company impaired this investment by $1,623,922. Management initially had not identified an impairment charge because of a recent negative decision issued by the Patent Trial and Appeal Board (“PTAB”) in the Inter Parties Review (“IPR”) proceeding initiated by R.J. Reynolds Vapor Company against HCMC. The Company will appeal this decision. However, this triggering event should have been evaluated and reflected in the Company’s impairment analysis.
●	Ineffective Controls over Statement of Cash Flows Preparation: Controls over the preparation and review of the statement of cash flows were ineffective, resulting in the misclassification of cash flows related to advances made to a related party.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of March 31, 2026 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting and initiated an action plan to remediate these deficiencies. During the three months ended March 31, 2026, we continued to execute on this plan. Progress during the quarter included the following:

●	Segregation of Duties and Journal Entry Review: Remediation of this control is dependent upon the remediation of information technology general controls (“ITGCs”), specifically the removal or mitigation of super user privileges within the Company’s accounting systems that currently allow certain individuals to create, approve, and post journal entries without independent review. During the quarter, the Company began developing a formal journal entry review process, including requirements for independent preparer and reviewer sign-offs. However, because super user privileges remain in place, segregation of duties has not yet been achieved, and individual journal entries were not subject to effective independent review during the quarter. The Company expects to complete remediation of ITGCs and implement the journal entry review process in a future period.

●	Information Technology General Controls: The Company continued to develop its comprehensive IT control framework. Periodic access rights reviews for networks and applications are underway. Enhanced physical security and environmental controls over servers at all locations have been deployed. The formal cybersecurity assessment is progressing, with mandatory training and phishing exercises being conducted, and cybersecurity insurance has been obtained. Work continues on establishing controls for IT program and data changes affecting financial applications, as well as procedures for reviewing third-party service provider SOC reports and enforcing Service-Level Agreements.

●	Related Party Transactions: The Company is finalizing a formal written policy for the identification, evaluation, approval, and accounting treatment of related party transactions. Implementation of this policy is expected during the second quarter of 2026. In addition, the Company is implementing enhanced procedures for the timely identification and evaluation of impairment indicators, including formal quarterly reviews of investee-specific events and documented assessments of their impact on fair value.

●	Statement of Cash Flows Preparation and Review: Enhanced procedures for the preparation and review of the statement of cash flows, including specific review protocols for related party transactions and other non-routine items, continue to be refined and applied. The Company continues to engage external consultants, as needed, to assist with complex accounting matters and provide independent review of significant transactions.

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2026, there were no significant changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of March 31, 2026. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2026, the Company issued 2,835,075 shares of Class A common stock to the Holders in exchange for approximately $0.8 million of indebtedness pursuant to the Notes. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the above referenced Company Class A common stock, pursuant to Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder as involving an exchange by the Company exclusively with its security holders. No commission or other remuneration was paid or given for soliciting the exchange transactions. Other exemptions may apply.

On June 20, 2025, the Company entered into an Amended and Restated Securities Purchase Agreement (the “SPA”), pursuant to which the Company sold 3,250 shares of its Series A Convertible Preferred Stock (the “HCWC Preferred Stock”) to three investors (the “Purchasers”) for an aggregate subscription price of $3,250,000 (the “Offering”). The HCWC Preferred Stock is currently convertible into 2,339,252 shares of Class A common stock at a conversion price of $1.38 per share. The Offering was completed on June 26, 2025. The SPA amended and restated the Securities Purchase Agreement entered into between HCWC and the Purchasers on May 12, 2025. On November 11, 2025, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell 2,000 shares of the HCWC Preferred Stock to investors for an aggregate subscription price of $2,000,000. The HCWC Preferred Stock is currently convertible into 1,449,275 shares of the Company’s Class A Common Stock at a conversion price of $1.38 per share. The issuances of the HCWC Preferred Stock and the shares of Class A common stock issuable upon conversion thereof were exempt from registration pursuant to the provisions Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D, as promulgated by the Commission. The shares of HCWC Preferred Stock and the shares of Class A common stock into which they may be converted constitute restricted securities that may not be offered or sold absent their registration for resale or the availability of an exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

In February 2025, our executive officers, through Schwab brokerage, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulations S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commenced in May 2025, and expires after a twelve-month-period, unless earlier terminated in accordance with its terms, and covers the disposition of up to 2 million shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption or modification of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. To date, no shares have been sold pursuant to these trading arrangements. This Rule 10b5-1 trading arrangement was terminated in September 2025.

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

HEALTHY CHOICE WELLNESS CORP.

Date: May 15, 2026	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: May 15, 2026	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

