Form 10-Q
period 2026-06-30
HEALTHY CHOICE WELLNESS CORP.
filed 2026-08-14
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 32,457,828 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$893,825	$3,019,618
Accounts receivable, net	253,253	363,935
Inventories	4,016,277	5,987,262
Prepaid expenses and vendor deposits	247,754	375,494
Deferred offering costs	1,221,474	152,157
Due from related party	180,084	-
Other current assets	132,912	85,946
TOTAL CURRENT ASSETS	6,945,579	9,984,412

Property, plant, and equipment, net	1,786,837	1,770,746
Intangible assets, net	3,708,809	4,297,615
Goodwill	2,212,000	2,212,000
Right-of-use assets – operating lease	10,085,408	10,503,441
Right-of-use assets – finance lease	132,958	148,600
Investment in other entity - related party	2,242,769	3,950,081
Other assets	624,877	630,824
TOTAL ASSETS	$27,739,237	$33,497,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,053,036	$8,054,043
Contract liabilities	35,101	27,700
Current portion of loan payable	1,107,329	1,117,959
Operating lease liability, current	3,341,179	3,472,897
Finance lease liability, current	28,433	27,423
Other liabilities	14,833	14,306
TOTAL CURRENT LIABILITIES	13,579,911	12,714,328

Loan payable, net of current portion	3,621,387	6,180,498
Operating lease liability, net of current	6,869,472	7,111,534
Finance lease liability, net of current	107,972	122,445
Other long-term liabilities	56,327	63,878
TOTAL LIABILITIES	24,235,069	26,192,683

COMMITMENTS AND CONTINGENCIES (SEE NOTE 17)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.001 par value per share, 500,000,000 shares authorized; 29,892,378 and 19,990,750 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	29,892	19,991
Class B common stock, $0.001 par value per share, 60,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	-	-
Series A convertible preferred stock, $0.001 par value per share, 40,000,000 shares authorized, 5,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	5	5
Additional paid-in capital	14,884,917	11,951,749
Accumulated deficit	(11,410,646)	(4,666,709)
TOTAL STOCKHOLDERS’ EQUITY	3,504,168	7,305,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,739,237	$33,497,719

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
SALES, NET	$16,609,829	$20,199,979	$34,854,867	$40,459,585

COST OF SALES	10,199,171	12,106,603	21,510,364	24,514,300

GROSS PROFIT	6,410,658	8,093,376	13,344,503	15,945,285

OPERATING EXPENSES	9,051,299	8,132,408	17,600,683	16,393,993

LOSS FROM OPERATIONS	(2,640,641)	(39,032)	(4,256,180)	(448,708)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(258,634)	(27,418)	(435,441)	(34,918)
Loss from equity investment	(17,883)	-	(83,389)	-
Impairment loss on equity method investment	-	-	(1,623,922)	-
Other income (expense), net	989	(3,954)	(1,886)	(1,458)
Interest expense, net	(150,565)	(268,955)	(343,119)	(566,685)
TOTAL OTHER EXPENSES, NET	(426,093)	(300,327)	(2,487,757)	(603,061)

LOSS BEFORE TAXES	(3,066,734)	(339,359)	(6,743,937)	(1,051,769)

INCOME TAX BENEFIT	-	-		-

NET LOSS	$(3,066,734)	$(339,359)	$(6,743,937)	$(1,051,769)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.03)	$(0.28)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	27,142,167	12,179,535	24,302,415	11,120,194

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2026	25,371,544	$25,371	5,250	$5	$13,059,644	$(8,343,912)	$4,741,108
Issuance of common stock for debt conversion	4,575,000	4,575	-	-	1,524,015	-	1,528,590
Stock-based compensation expense	-	-	-	-	301,204	-	301,204
Forfeiture of unvested restricted stock (employee termination)	(54,166)	(54)	-	-	54	-	-
Net loss	-	-	-	-	-	(3,066,734)	(3,066,734)
Balance – June 30, 2026	29,892,378	$29,892	5,250	$5	$14,884,917	$(11,410,646)	$3,504,168

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – April 1, 2025	10,565,749	$10,566	-	$-	$3,557,842	$(1,443,317)	$2,125,091
Issuance of common stock for debt conversion	2,000,001	2,000	-	-	846,750	-	848,750
Issuance of Series A convertible preferred stock	-		3,250	3	3,127,901	-	3,127,904
Net loss	-	-	-	-	-	(339,359)	(339,359)
Balance – June 30, 2025	12,565,750	$12,566	3,250	$3	$7,532,493	$(1,782,676)	$5,762,386

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2026	19,990,750	$19,991	5,250	$5	$11,951,749	$(4,666,709)	$7,305,036
Issuance of common stock for debt conversion	7,410,075	7,410	-	-	2,398,286	-	2,405,696
Issuance of restricted stock awards, net of forfeitures	2,491,553	2,491	-	-	(2,491)	-	-
Stock-based compensation expense	-	-	-	-	537,373	-	537,373
Net loss	-	-	-	-	-	(6,743,937)	(6,743,937)
Balance – June 30, 2026	29,892,378	$29,892	5,250	$5	$14,884,917	$(11,410,646)	$3,504,168

	Class A		Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – January 1, 2025	9,815,749	$9,816	-	$-	$3,101,092	$(730,907)	$2,380,001
Issuance of common stock for debt conversion	2,750,001	2,750	-	-	1,303,500	-	1,306,250
Issuance of Series A convertible preferred stock	-		3,250	3	3,127,901	-	3,127,904
Net loss	-	-	-	-	-	(1,051,769)	(1,051,769)
Balance – June 30, 2025	12,565,750	$12,566	3,250	$3	$7,532,493	$(1,782,676)	$5,762,386

HEALTHY CHOICE WELLNESS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(6,743,937)	$(1,051,769)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	773,705	864,947
Loss on asset disposal	34,875	1,831
Amortization of debt discount and issuance cost	34,152	34,154
Loss (gain) on debt extinguishment	364,025	(6,477)
Stock-based compensation expense	537,373	-
Amortization of right-of-use assets	1,925,010	1,845,774
Write-down of obsolete and slow-moving inventory	966,318	1,145,822
Non-cash interest expense	-	187,728
Loss on equity method investment	83,389	-
Impairment loss on equity method investment	1,623,922	-
Changes in operating assets and liabilities:
Accounts receivable	110,682	57,051
Inventories	1,004,667	(1,545,265)
Prepaid expenses and vendor deposits	127,740	173,364
Deferred offering costs	63,079	-
Other current assets	(46,966)	(70,633)
Due from related party	(45,264)	(2,399)
Other assets	5,947	(1,566)
Accounts payable and accrued expenses	(133,402)	2,329,613
Contract liabilities	7,401	(35,679)
Other liabilities	(7,024)	-
Lease liabilities	(1,880,757)	(1,766,711)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,195,065)	2,159,785

INVESTING ACTIVITIES
Cash received from related party	500,000	-
Cash advanced to related party	(634,820)	(1,918,688)
Purchases of property and equipment	(220,223)	(205,886)
NET CASH USED IN INVESTING ACTIVITIES	(355,043)	(2,124,574)

FINANCING ACTIVITIES
Principal payments on loan payable	(562,222)	(529,561)
Proceeds from Series A preferred stock offering	-	3,127,904
Principal payments on finance lease liability	(13,463)	-
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES	(575,685)	2,598,343

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,125,793)	2,633,554
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,019,618	2,056,472
CASH AND CASH EQUIVALENTS — END OF PERIOD	$893,825	$4,690,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$91,361	$380,030
Cash paid for income tax	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for operating lease liabilities	$1,506,977	$-
Debt to equity conversion	$2,041,671	$1,125,000
Non-cash deferred offering cost	$1,132,396	$-

See notes to unaudited condensed consolidated financial statements

HEALTHY CHOICE WELLNESS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION

Organization

Healthy Choice Wellness Corp. (the “Company” or “HCWC” or “we” or “our” or “us”) is a holding company focused on providing consumers with healthier daily choices with respect to nutrition and other lifestyle alternatives. The Company was spun off from its former parent, Healthier Choices Management Corp. (“Former Parent” or “HCMC”), on September 13, 2024.

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

Sourcing and Vendors

We source from multiple suppliers. These suppliers range from small independent businesses to multinational conglomerates. A supplier is considered a concentration if it accounts for 10% or more of total purchases in a period. For the three months ended June 30, 2026, approximately 38% of our total purchases were from Kehe Distributors, LLC (“KeHe”), and 23% from Four Seasons Produce. For the three months ended June 30, 2025, approximately 32% of our total purchases were from KeHe and 19% of purchases were from Four Seasons Produce. For the six months ended June 30, 2026, approximately 36% of our total purchases were from KeHe, and 21% of purchases were from Four Seasons Produce. For the six months ended June 30, 2025, approximately 29% of our total purchases were from KeHe, 17% from Four Seasons Produce, and 11% of our total purchases were from UNFI.

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

Conditions Giving Rise to Substantial Doubt

As of June 30, 2026, the Company had cash and cash equivalents of approximately $0.9 million and negative working capital of $6.6 million. For the six months ended June 30, 2026, the Company incurred net losses of approximately $6.7 million and cash used in operating activities of approximately $1.2 million. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management’s Plans to Alleviate Substantial Doubt

Management has developed and initiated several operational and financing plans to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Operationally, the Company has identified cost-saving opportunities, of which many have been implemented. These cost-saving measures are expected to reduce selling, general and administrative expenses and improve net income, thereby positively impacting operating cash flows. Management is also evaluating the performance of existing stores and rightsizing operations as necessary to improve store-level profitability and reduce cash burn. Additionally, the Company is pursuing strategic acquisitions to expand its store base and achieve economies of scale, which management believes will enhance profitability and generate positive operating cash flows over the long term.

On the financing front, the Company has secured binding commitments from institutional investors to purchase $13.25 million of its Series A Convertible Preferred Stock. As of June 30, 2026, the Company has received $5.25 million of this committed financing, with the remaining $8.0 million commitment extended to April 1, 2027 pursuant to the Ninth Amendment to the Healthier Choices Management Corp. (“HCMC”) Series E Securities Purchase Agreement (see Note 16- Stockholders’ Equity).

Subsequent to June 30, 2026, on August 7, 2026, the Company further reduced its debt obligations when holders converted $692,672 of outstanding principal under the Loan and Security Agreement into 2,565,450 shares of Class A common stock (see Note 18- Subsequent Events).

Subsequent to June 30, 2026, on August 11, 2026, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co., pursuant to which the Company may offer and sell from time to time shares of its Class A common stock in “at the market” offerings. The Sales Agreement will become effective upon the satisfaction of customary closing conditions. Management considers this additional financing flexibility as part of its overall plan to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the combination of these operational initiatives and committed equity financing will enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued.

Conclusion

Based on the above, management has concluded that its plans, including the operational cost-saving initiatives and the financing arrangements described above, alleviate the substantial doubt raised by the Company’s historical operating results and financial condition. The Company believes that its cash on hand, the remaining $8.0 million commitment under the Series A Preferred Stock offering, the reduction of debt obligations from the August 7, 2026 debt conversion, and the prospective of the “at the market” offering program with Cantor Fitzgerald & Co. will collectively enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2026, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements relating to the three and six month periods are also unaudited, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated cash flows, operating results, and balance sheets for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited 2025 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Healthy Choice Markets, Inc. (“Ada’s Natural Market”), Healthy Choice Markets 2, LLC (“Paradise Health and Nutrition”), Healthy Choice Markets 3, LLC (“Mother Earth’s Storehouse”), Healthy Choice Markets IV, LLC (Green’s Natural Foods), Healthy Choice Markets V, LLC (Ellwood Thompson’s), Healthy Choice Markets VI, LLC (GreenAcres Market), Healthy Choice Wellness, LLC, Healthy Choice Wellness II Corp., and Healthy U Wholesale, Inc. (“The Vitamin Store, LLC”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Shipping and Handling

Shipping charges billed to customers are included in net sales and the related shipping and handling costs are included in the cost of sales. The Company incurred shipping and handling costs of approximately $53,000 and $27,000 for the three months ended June 30, 2026 and 2025, and approximately $80,000 and $53,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Accounts Receivable, Contract Assets and Contract Liabilities

Accounts receivables are claims to consideration which are unconditional; meaning no performance obligations remain for the Company and only the passage of time is necessary before collection. Contract assets represent consideration for goods or services transferred to customers for which the Company’s right to payment is subject to conditions other than the passage of time. By nature of the Company’s operations, contract assets are typically not recognized. Contract liabilities are recorded when customers transfer consideration in advance of delivery of products or services, which the Company records for gift cards and loyalty reward programs. When one party to an arrangement performs before the other(s), the Company records an account receivable, contract asset or contract liability.

The majority of arrangements with customers contain one performance obligation: to provide a distinct set of products or services. Most performance obligations are satisfied simultaneously as the Company exchanges products or services for customer payment. Exceptions include gift cards and loyalty rewards, for which the Company has a performance obligation to deliver products or services at a future date. As gift cards are purchased and loyalty points earned, contract liabilities are recorded until the performance obligations are satisfied through delivery of products or services or breakage based on gift card and loyalty reward program term limits. As of June 30, 2026, December 31, 2025, and January 1, 2025, the contract liability balances were approximately $35,000, $28,000 and $80,000, respectively.

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

Other Current Assets

Other current assets are the non-trade related assets that the Company owns, benefits from, or uses to generate income that can be converted into cash within one business cycle. Included in “Other current assets” on our condensed consolidated balance sheets are amounts primarily related to other receivables or non-trade receivable from other companies. These financial assets are subject to the Current Expected Credit Loss (“CECL”) model under ASC 326, Financial Instruments—Credit Losses. Management has determined that no allowance for credit losses is required as of June 30, 2026 and December 31, 2025, due to the short-term nature of these receivables, the creditworthiness of the counterparties, and historical collection experience indicating no credit losses. The Company will continue to monitor credit risk and adjust the allowance if conditions change.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, underwriting, and other costs directly associated with in-process equity financings, including costs related to shelf registration statements, until such time as the financing is completed. Upon completion of an equity offering, these costs are reclassified to additional paid-in capital as a reduction of the gross proceeds received. Should a financing be abandoned, the deferred offering costs are expensed immediately in the condensed consolidated statements of operations. Costs associated with shelf registration statements are evaluated based on their nature and relationship to specific securities offerings, and qualifying offering costs are allocated to the applicable offerings as appropriate.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of June 30, 2026, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024. The Company operates as a single reporting unit for purposes of goodwill impairment testing. Goodwill is tested for impairment annually on September 30, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount, using a fair value-based test.

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

During the three months ended June 30, 2026, management performed a qualitative assessment under ASC 350-20-35-3C and concluded that no triggering event occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Although no triggering event was identified, management elected to voluntarily perform a quantitative impairment test for goodwill, which confirmed that the fair value of the reporting unit exceeds its carrying amount. For finite-lived intangible assets, management completed Step 1 of the impairment assessment under ASC 360-10-35-17 and identified no triggering events; therefore, no recoverability test was required. Accordingly, no impairment losses were recognized for goodwill or finite-lived intangible assets for the period. For further information regarding goodwill and the quantitative impairment test performed during the year ended December 31, 2025, see Note 10 - Goodwill.

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

Equity Method Investment

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Significant influence is presumed when ownership exceeds 20%, but is also evaluated based on qualitative factors as outlined in ASC 323-10-15-6, including representation on the investee’s board of directors, participation in policy-making processes, material intra-entity transactions, and interchange of managerial personnel. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, which is recognized in the condensed consolidated statements of operations.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decrease in the value of the investment has occurred that is other-than-temporary. If an impairment is identified, the Company measures the fair value of the investment using a multi-method approach under Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC 820”), incorporating observable market inputs and unobservable inputs as appropriate. An impairment loss is recognized in the condensed consolidated statements of operations to the extent that the carrying amount exceeds the estimated fair value. Impairment losses are not subsequently reversed. See Note 11- Investment In Other Entity-Related Party for additional information regarding the Company’s equity method investment and related impairment recognized during the three months ended March 31, 2026.

Debt

The Company accounts for debt in accordance with ASC 470, Debt, and records specific incremental costs paid to third parties in connection with the issuance of long-term debt as a direct deduction from the carrying value of the associated debt liability and are recorded as deferred financing costs on its condensed consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method.

For convertible debt instruments, the Company evaluates embedded features within convertible debt that will be settled in shares upon conversion under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If an embedded derivative is bifurcated from share-settled convertible debt, then the Company records the debt component at cost less a debt discount equal to the bifurcated derivative’s fair value. The Company amortizes the debt discount over the life of the debt instrument as additional non-cash interest expense utilizing the effective interest method. The convertible debt and the derivative liability are presented in aggregate on the Condensed Consolidated Balance Sheets. The derivative liability is remeasured at each reporting period with changes in fair value recorded in the Condensed Consolidated Statements of Operations within other income (expense), net.

Advertising

Advertising expense is classified as selling, general and administrative expense on the condensed consolidated statements of operations. The Company expenses its advertising costs as incurred. The Company incurred advertising expenses of approximately $62,000 and $91,000 for the three months ended June 30, 2026 and 2025, and approximately $123,000 and $248,000 for the six months ended June 30, 2026 and 2025, respectively.

401(k) retirement savings plan

The Company’s employees are offered a 401(k)-retirement savings plan with discretionary contribution matching opportunities. 401(k) employer expense amounted to $64,000 and $37,000 for the three months ended June 30, 2026 and 2025, and $118,000 and $85,000 for the six months ended June 30, 2026 and 2025, respectively.

Loss Per Common Share

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock. For the three and six months ended June 30, 2026 and 2025, all potential common shares were excluded from the diluted loss per share calculation because their effect would be anti-dilutive.

A reconciliation of basic to diluted weighted average shares used in the loss per share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Basic weighted average shares outstanding	27,142,167	12,179,535	24,302,415	11,120,194
Dilutive effect of unvested restricted shares	-	-	-	-
Dilutive effect of Series A convertible preferred stock	-	-	-	-
Dilutive effect of convertible debt	-	-	-	-
Diluted weighted average shares outstanding	27,142,167	12,179,535	24,302,415	11,120,194

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2026 and 2025, because the effect of their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Restricted common stock grants	4,130,629	-	4,130,629	-
Series A convertible preferred stock (as converted to common)	3,804,348	-	3,804,348	-
Total anti-dilutive shares excluded	7,934,977	-	7,934,977	-

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company had no uncertain tax positions as of June 30, 2026 and December 31, 2025.

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

At the adoption of Accounting Standards Codification Topic 842, Leases (“ASC 842”), the Company elected the following practical expedients, which continue to be applied as part of its accounting policies:

●	Lease Identification: The Company elected not to reassess whether any expired or existing contracts entered into prior to adoption are or contain leases.
●	Lease Classification: The Company elected not to reassess the lease classification for any expired or existing leases. All leases previously classified as operating leases under ASC Topic 840 continue to be classified as operating leases, and any leases previously classified as capital leases under ASC Topic 840 are classified as finance leases under ASC 842.
●	Lease and Nonlease Components: The Company has elected not to separate non-lease components from lease components, and instead account for them as a single lease component for all leases.

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

Business Combination

The Company applies the provisions of ASC 805 in the accounting for acquisitions of businesses. ASC 805, Business Combinations, requires the Company to use the acquisition method of accounting by recognizing identifiable assets and liabilities, including intangible assets of acquired businesses at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the condensed consolidated statements of operations immediately as a gain or loss on acquisition. Acquisition-related expenses are expensed as incurred and the expenses are recorded in operating expenses in the condensed consolidated statements of operations.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The update (i) adds a scope exception from derivative accounting for contracts with underlying based on a party’s own operations or activities and (ii) clarifies that share-based payments received from a customer are initially accounted for under Topic 606 rather than as derivatives or equity securities. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Reclassification

During the six months ended June 30, 2025, the Company previously classified cash advances to its Former Parent, as financing activities on the condensed consolidated statement of cash flows. Upon further review, management has determined that such advances represent lending activities and should be classified as investing activities. Accordingly, the Company has reclassified the $1,918,688 cash outflow to HCMC for the six months ended June 30, 2025 from financing activities to investing activities to conform to the current period presentation. This reclassification had no effect on the Company’s net decrease in cash and cash equivalents, net loss, or any other line items within the condensed consolidated financial statements for the period presented.

During the six months ended June 30, 2026, the Company reclassified $152,157 from prepaid expenses and vendor deposits to deferred offering costs within current assets on the condensed consolidated balance sheet as of December 31, 2025, to conform to the current period presentation. This reclassification had no effect on total current assets, total assets, net loss, or cash flows for any period presented.

NOTE 4. CONCENTRATIONS

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. The majority of the Company’s cash is concentrated in one large financial institution. As of June 30, 2026, the Company’s cash balances did not exceed the FDIC insurance limit of $250,000. The Company has not experienced any losses in such accounts.

	June 30, 2026	December 31, 2025
Total cash in excess of FDIC limits of $250,000	$-	$-

A summary of the financial institution that had cash in excess of SIPC limits of $500,000 on June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025
Total cash equivalents in excess of SIPC limits of $500,000	$-	$1,529,972

Our investments in money market funds are recorded at fair value, and funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The following table summarizes cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

Level 1	June 30, 2026	December 31, 2025
Money market funds	$254,239	$2,029,972

The following table provides a reconciliation of cash and cash equivalents to amounts shown in the statements of cash flow:

	June 30, 2026	December 31, 2025
Cash	$639,586	$989,646
Cash equivalents	254,239	2,029,972
Total cash and cash equivalents	$893,825	$3,019,618

Sourcing and Vendors

We source from approximately 1,000 suppliers and offer well over 4,000 brands. These suppliers range from small independent businesses to multi-national conglomerates. We purchased approximately 83% and 74% of the goods we sell from our top 20 suppliers for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, approximately 38% of our total purchases were from KeHe, and 23% of our total purchases were from Four Seasons Produce. For the three months ended June 30, 2025, approximately 32% of our total purchases were from KeHe and 19% from Four Seasons Produce. We purchased approximately 81% and 72% of the goods we sell from our top 20 suppliers for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, approximately 36% of our total purchases were from KeHe, and 21% of our total purchases were from Four Seasons Produce. For the six months ended June 30, 2025, approximately 29% of our total purchases were from KeHe, 17% of our total purchases were from Four Seasons Produce, and 11% of our total purchases were from UNFI. No other supplier exceeded 10% of total purchases in either periods. We maintain good relations with all our suppliers and believe we have adequate alternative supply methods, including self-distribution.

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

NOTE 5. ACCOUNTS RECEIVABLE, NET

Accounts receivable is mainly related to CO-OP billing. HCWC bills its vendors for advertising vendors’ products in our sales channels. Advertising revenue is included in sales revenue in the condensed consolidated statement of operations. The Company recorded advertising revenue of approximately $467,000 and $734,000 for the three months ended June 30, 2026 and 2025, and approximately $1,002,000 and $1,062,000 for the six months ended June 30, 2026 and 2025, respectively. The Company’s accounts receivable amounted to approximately $253,000, $364,000 and $510,000 at June 30, 2026, December 31, 2025 and January 1, 2025, respectively.

The Company’s credit loss is attributable to accounts receivable, and the Company determines the required allowance for expected credit losses using information such as customer credit history and current conditions. Amounts are recorded to the allowance when it is determined that expected credit losses may occur. The Company reserved approximately $45,000 and $10,000 in credit loss as of June 30, 2026 and December 31, 2025, respectively.

NOTE 6. INVENTORIES

Inventories are measured at the lower of cost and net realizable value using the average cost method. If the cost of the inventories exceeds their market value, adjustments are recorded to write down excess inventory to its net realizable value. The Company recorded the write down of inventories amounting to approximately $470,000 and $549,000 for the three months ended June 30, 2026 and 2025, and approximately $966,000 and $1,146,000 for the six months ended June 30, 2026 and 2025, respectively. The Company’s inventories consist primarily of merchandise available for resale.

NOTE 7. SEGMENT INFORMATION AND DISAGGREGATION OF REVENUES

The Company operates in two operating segments: Grocery and Wellness. In accordance with ASC 280,Segment Reporting, these segments have been aggregated into a single reportable segment because they share similar economic characteristics and meet all aggregation criteria, including similar nature of products sold, product acquisition process, customer base, distribution methods, and regulatory environment.

The Company’s CODM reviews financial results and allocates resources at the consolidated level, as the aggregated segments operate as one integrated business unit. No segment-specific financial metrics are used by the CODM to assess performance.

The following table summarizes the significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advertising	$60,987	$84,061	$119,115	$241,933
Payroll and Benefits	3,518,079	3,917,799	7,098,951	7,814,401
Occupancy	1,906,658	1,859,964	3,771,158	3,683,410
Depreciation and Amortization	375,187	434,717	755,321	864,627
Bank Service Charges and Merchant Account Fees	301,219	362,079	624,003	762,348
Other selling, general and administrative expenses	435,174	485,621	890,097	947,538
Total significant reporting segment expenses	6,597,304	7,144,241	13,258,645	14,314,257
Unallocated amount	2,453,995	988,167	4,342,038	2,079,736
Total consolidated operating expenses	$9,051,299	$8,132,408	$17,600,683	$16,393,993

The following tables summarize the reconciliations of reportable segment profit or loss and assets to the Company’s consolidated totals:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment net operating income	$(185,917)	$949,135	$86,588	$1,631,028
Unallocated amount	(2,454,724)	(988,167)	(4,342,768)	(2,079,736)
Consolidated loss from operations	$(2,640,641)	$(39,032)	$(4,256,180)	$(448,708)

	June 30, 2026	December 31, 2025
Total reporting segment assets	$23,230,053	$29,796,419
Unallocated amount	4,509,184	3,701,300
Consolidated total assets	$27,739,237	$33,497,719

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Retail Grocery	$14,923,446	$18,304,905	$31,608,365	$36,757,772
Food service/restaurant	1,686,383	1,877,421	3,246,502	3,664,220
Online/eCommerce	-	17,653	-	37,593
Total revenue	$16,609,829	$20,199,979	$34,854,867	$40,459,585

The Company does not have significant revenue recognized over time due to the nature of retail store operations. The Company recognizes revenue at a point in time when control of goods or services transfers to the customer. Revenue is recognized as follows:

●	Retail Sales: At the point of sale when payment is received, products are physically transferred, and title passes.
●	Advertising Services (CO-OP Revenue): When promotional materials are distributed to end-user customers.

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Displays	$329,401	$319,524
Furniture and fixtures	865,095	825,156
Leasehold improvements	2,187,731	2,125,454
Computer hardware & equipment	231,275	230,185
Other	858,442	751,401
	4,471,944	4,251,720
Less: accumulated depreciation and amortization	(2,685,107)	(2,480,974)
Total property, plant, and equipment	$1,786,837	$1,770,746

The Company incurred approximately $100,000 and $138,000 of depreciation expense for the three months ended June 30, 2026 and 2025, and approximately $204,000 and $272,000 of depreciation expense for the six months ended June 30, 2026 and 2025, respectively.

NOTE 9. INTANGIBLE ASSETS

Intangible assets, net consist of the following as of June 30, 2026 and December 31, 2025:

June 30, 2026	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,444,000	$(2,069,567)	$2,374,433
Customer relationships	4-6 years	2,669,000	(2,075,139)	593,861
Non-compete	4-5 years	2,322,000	(1,581,485)	740,515
Intangible assets, net		$9,435,000	$(5,726,191)	$3,708,809

December 31, 2025	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	8-13 years	$4,489,000	$(1,889,394)	$2,599,606
Customer relationships	4-6 years	2,669,000	(1,926,306)	742,694
Non-compete	4-5 years	2,322,000	(1,366,685)	955,315
Intangible assets, net		$9,480,000	$(5,182,385)	$4,297,615

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense was approximately $277,000 and $297,000 for the three months ended June 30, 2026 and 2025, and approximately $554,000 and $593,000 for the six months ended June 30, 2026 and 2025, respectively. Future annual estimated amortization expense is as follows:

Years ending December 31,
2026 (remaining six months)	$551,520
2027	964,771
2028	655,332
2029	447,896
2030	264,440
Thereafter	824,850
Total	$3,708,809

NOTE 10. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of June 30, 2026, the Company had goodwill of $2,212,000, all of which resulted from the acquisition of GreenAcres Market in July 2024.

The Company tests goodwill for impairment annually on September 30 or more frequently if there are indicators that the carrying amount of goodwill exceeds its estimated fair value.

Goodwill Impairment Assessment — Three Months Ended June 30, 2026

During the second quarter of 2026, the Company performed a qualitative assessment under ASC 350-20-35-3C to determine whether any events or circumstances occurred that would make it more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Management considered various factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, and share price performance.

Based on this assessment, management concluded that no triggering event occurred during the period that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Although no triggering event was identified, management elected to voluntarily perform a quantitative impairment test for goodwill as of June 30, 2026. The quantitative analysis, which used a combination of an income approach and a market approach, confirmed that the fair value of the reporting unit exceeded its carrying amount. Accordingly, no goodwill impairment was recognized for the three and six months ended June 30, 2026.

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

The changes in the carrying amount of goodwill as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025

Beginning balance	$2,212,000	$2,212,000
Acquisitions	-	-
Ending balance	$2,212,000	$2,212,000

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

The Company entered into a Stock Purchase and Satisfaction of Debt Agreement with its Former Parent. Pursuant to this agreement, which was effective as of December 31, 2025, the Company settled an intercompany receivable due from HCMC with a carrying value of approximately $4.0 million by accepting 43,889,786,222 shares of HCMC common stock in full satisfaction of the receivable.

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

On February 1, 2026, HCMC entered into a Stock Purchase and Satisfaction of Debt Agreement with a vendor, issuing 2,000,000,000 shares of common stock to settle $200,000 of outstanding accounts payable. As a result of this issuance, HCMC’s total outstanding common stock increased to approximately 527.2 billion shares. The Company’s ownership percentage was diluted to approximately 8.3% as of February 1, 2026, and remained at that level as of June 30, 2026, assuming no other changes to HCMC’s share count.

Equity Method Assessment

Although the Company’s ownership interest in HCMC remains below the 20% presumptive threshold for significant influence, a member of the Company’s senior management serves as Chairman of the Board of HCMC. As of June 30, 2026, HCMC’s board consists of three members, and the Company continues to hold disproportionate board representation relative to its ownership percentage. This representation provides the Company with the ability to exercise significant influence over HCMC’s operating and financial policies. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the Company and HCMC have committed to separate their boards and management teams. As of June 30, 2026, this separation had not yet been completed. Accordingly, the investment continues to be accounted for using the equity method during the three and six months ended June 30, 2026.

Equity Method Loss Recognition

For the three months ended June 30, 2026, HCMC reported net loss of approximately $0.2 million. The Company recognized its proportionate share of this net loss based on its weighted-average ownership percentage during the period, which resulted in equity method loss of approximately $18,000 for the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company recognized a net equity method loss of approximately $83,000.

Summarized Financial Information of Equity Method Investee (HCMC)

In accordance with Regulation S-X, Rule 8-03(b)(3), the Company evaluates the significance of its equity method investees using the investment, asset, and income tests described in Rule 1-02(w). As a Smaller Reporting Company, the Company is required to provide summarized income statement information for equity method investees only if any of the tests exceed 20% significance individually or in the aggregate.

The Company holds an equity method investment in HCMC. As of June 30, 2026, the carrying value of this investment was approximately $2.2 million. Based on the Company’s evaluation of the significance tests under Rule 1-02(w), the equity method investee does not exceed the 20% significance threshold under Rule 8-03(b)(3). However, out of an abundance of caution, the Company has elected to include the following summarized financial information for HCMC as of and for the three and six months ended June 30, 2026. This summarized financial information is derived from HCMC’s preliminary, unaudited financial statements for the period. These amounts are subject to adjustment upon the finalization of HCMC’s financial statements and its filing of Form 10-Q with the SEC.

	June 30, 2026	December 31, 2025
HCMC – Summarized Balance Sheet Information	(Unaudited)
Current assets	$1,391,240	$1,339,726
Noncurrent assets	103,278	128,144
Total assets	$1,494,518	$1,467,870

Current liabilities	2,120,346	1,590,264
Noncurrent liabilities	-	-
Total liabilities	2,120,346	1,590,264

Redeemable convertible preferred stock	1,111,100	1,111,100
Total stockholders’ deficit	(1,736,928)	(1,233,494)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,494,518	$1,467,870

	Three Months Ended June 30,		Six Months Ended June 30,
HCMC – Summarized Statement of Operations Information (unaudited)	2026	2025	2026	2025
Net sales	$-	$1,000	$-	$2,780
Cost of sales	$-	$23,834	$-	$25,312
Gross profit	$-	$(22,834)	$-	$(22,532)
Loss from operations	$(205,420)	$(2,003,610)	$(1,012,045)	$(4,173,022)
Net loss	$(214,790)	$(1,991,797)	$(1,001,585)	$(4,175,473)

Impairment Assessment

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To assess recoverability as of June 30, 2026, the Company performed an internal valuation of the investment. The internal valuation was based on the third-party valuation obtained as of December 31, 2025, adjusted for subsequent changes in the investee’s financial position, share issuances, and observable market prices as of June 30, 2026.

During the three months ended March 31, 2026, the Company recorded an impairment loss of $1,623,922 on its equity method investment due to an adverse PTAB IPR ruling that materially reduced the fair value of the investee. As of June 30, 2026, the Company performed an updated impairment assessment and determined that no additional impairment was required. The Company continues to monitor the investee’s litigation developments and financial performance for potential future impairment indicators. The impairment loss is included in other income (expense) in the condensed consolidated statement of operations.

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

Variable Interest Entities (Unconsolidated)

The Company has evaluated its investment in its Former Parent, under ASC 810, Consolidation, and has determined that HCMC meets the definition of a VIE. HCMC is considered a VIE primarily due to its negative equity position, which indicates that the equity at risk is insufficient to permit the entity to finance its activities without additional subordinated financial support.

The Company holds a variable interest in HCMC through its ownership of approximately 8.3% of HCMC’s outstanding common stock as of June 30, 2026. The Company is not the primary beneficiary of HCMC because it does not have the power to direct the activities that most significantly impact HCMC’s economic performance. Such power resides with HCMC’s Board of Directors, of which the Company holds one of three seats, with independent directors holding the majority vote. Accordingly, the Company does not consolidate HCMC. We will continue to absorb portions of HCMC’s expected losses or gains commensurate with our 8.3% equity interest in HCMC, until we conclude we no longer hold a significant influence over HCMC, at which point we will consider whether the investment should be accounted for at fair value.

The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to its equity investment.

The carrying value of the investment as of June 30, 2026, reflects (i) the initial carrying value of $3.95 million, (ii) the net equity method loss of approximately $83,000 for the six months ended June 30, 2026, (iii) an impairment loss of $1.6 million recognized during the first quarter of 2026, resulting in a carrying value of approximately $2.2 million as of June 30, 2026. The Company does not have any future funding commitments, guarantees, or other arrangements that could require it to provide additional financial support to HCMC. Any losses or gains attributable to the Company’s interest in HCMC will be recognized commensurate with its equity ownership percentage in accordance with the equity method of accounting.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2026 and December 31, 2025, accounts payable and accrued expenses consisted of:

	June 30, 2026	December 31, 2025
Trade creditors	$6,691,951	$7,310,925
Accrued expenses	2,361,085	743,118
Total	$9,053,036	$8,054,043

NOTE 13. DEBT

A breakdown of the Company’s debt as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026	December 31, 2025
Promissory note	$4,909,972	$7,513,867
Debt discount and issuance cost	(181,256)	(215,408)
Total debt, net of debt discount and issuance costs	4,728,716	7,298,459
Current portion of long-term debt	(1,176,203)	(1,186,833)
Current portion of debt discount and issuance cost	68,874	68,872
Long-term debt	$3,621,387	$6,180,498

Promissory Notes

In connection with the Green’s Natural Foods acquisition, on October 14, 2022, the Company issued a secured promissory note (the “Greens Note”) in the principal amount of $3,000,000 as a portion of the purchase price. The Greens Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the Green’s Natural Foods. The outstanding balance was approximately $890,000 and $1,205,000 as of June 30, 2026 and December 31, 2025, respectively. The Company incurred approximately $15,000 and $24,000 interest expense for the three months ended June 30, 2026 and 2025, and approximately $32,000 and $51,000 interest expense for the six months ended June 30, 2026 and 2025, respectively.

In connection with the Ellwood Thompson’s acquisition, on October 1, 2023, the Company issued a secured promissory note (the “Ellwood Note”) in the principal amount of $750,000, and discounted present value of $718,000 as a portion of the purchase price. The Ellwood Note has a five-year term, an interest rate of 6.0% per annum. The outstanding balance of the Ellwood Note was approximately $378,000 and $452,000 in principal amount as of June 30, 2026 and December 31, 2025, respectively. The Company recognized interest expense of approximately $6,000 and $8,000 for the three months ended June 30, 2026, and 2025, and approximately $13,000 and $17,000 for the six months ended June 30, 2026, and 2025, respectively.

In connection with the GreenAcres Market acquisition, on August 23, 2024, the Company issued a secured promissory note (the “GreenAcres Note”) in the principal amount of $1,825,000 as a portion of the purchase price. The GreenAcres Note has a five-year term, an interest rate of 6.0% per annum and is secured by the assets of the GreenAcres Market. The outstanding balance was approximately $1,218,000 and $1,390,000 as of June 30, 2026 and December 31, 2025, respectively. The Company incurred approximately $19,000 and $24,000 interest expense for the three months ended June 30, 2026 and 2025, and approximately $40,000 and $50,000 interest expense for the six months ended June 30, 2026 and 2025, respectively.

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

Throughout the year ended December 31, 2025 and six months ended June 30, 2026, the Company entered into a series of exchange agreements (the “Exchange Agreements”) with the holders of the Acquisition Loan (the “Noteholders”), who are unrelated third parties, to convert portions of the outstanding principal and accrued interest into shares of the Company’s Class A common stock. These conversions were accounted for as debt extinguishments. The difference between the carrying amount of the extinguished debt and the fair value of the common stock issued was recognized as a loss on debt extinguishment.

In summary, as a result of these exchange agreements during the first and second quarters of 2026, the Company exchanged approximately $2.0 million of outstanding principal of the Acquisition Loan in exchange for 7,410,075 shares of the Company’s Class A common stock.

The following table summarizes the conversion activity during the six months ended June 30, 2026, and during the year ended December 31, 2025:

Exchange Agreement Date	Principal Converted	Shares Issued
October 24, 2025	$192,569	660,075
February 10, 2026	1,106,602	4,000,000
May 28, 2026	742,500	2,750,000
Total converted in six months ended June 30, 2026	$2,041,671	7,410,075

Exchange Agreement Date	Principal Converted	Shares Issued
March 2, 2025	$450,000	750,000
April 3, 2025	500,000	1,136,364
May 1, 2025	175,000	863,637
July 15, 2025	1,000,000	2,500,000
October 24, 2025	909,315	2,325,000
Total converted in year 2025	$3,034,315	7,575,001

As a result of these debt conversions, the Company recorded approximately $259,000 net loss on extinguishment of debt and $14,000 net gain on extinguishment of debt in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2026 and 2025, and $364,000 net loss on extinguishment of debt and $6,000 net gain on extinguishment of debt for the six months ended June 30, 2026 and 2025, respectively. Following these transactions, $2,424,014 in principal remains outstanding under the Acquisition Loan as of June 30, 2026.

As of June 30, 2026, all conversions under the February 10, 2026 exchange agreement have been fully fulfilled, with the maximum authorized shares of 4,000,000 having been issued to settle the outstanding principal balance of $1,106,602. Accordingly, no further conversion rights or derivative liabilities remain outstanding under that agreement.

As of June 30, 2026, the Company had converted $742,500 of principal under the May 2026 Agreement into 2,750,000 shares of common stock. The remaining principal balance under this agreement as of June 30, 2026 is $692,671, which is convertible by the holders into 2,565,450 additional shares of common stock, subject to the 9.99% beneficial ownership limitation contained in the agreement. The conversion feature embedded in the May 2026 Agreement represents a fixed-for-fixed conversion option that is indexed to the Company’s own common stock and meets the criteria for equity classification under ASC 815-40. Accordingly, it does not meet the definition of a derivative and is not required to be bifurcated. Furthermore, as the conversion price approximated the fair value of the common stock on the commitment date, no beneficial conversion feature was recognized. The remaining outstanding balance of $692,671 is included in the outstanding principal balance of the Acquisition Loan as of June 30, 2026.

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

The following table summarizes the five-year repayment schedule:

For the years ending December 31,
2026 (remaining six months)	$579,303
2027	3,519,372
2028	534,923
2029	276,374
2030	-
Total	$4,909,972

NOTE 14. LEASES

The Company has various lease agreements with terms of up to 20 years, including operating leases of retail stores, headquarters, and a finance lease for data center equipment.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating and finance leases as of June 30, 2026.

Payments due by period	Operating Leases	Finance Leases
2026 (remaining six months)	$1,996,235	$18,583
2027	3,341,806	37,165
2028	2,578,187	37,165
2029	1,956,813	37,165
2030	741,048	27,874
Thereafter	796,582	-
Total undiscounted lease payments	$11,410,671	$157,952
Less: Imputed interest	(1,200,020)	(21,547)
Present value of lease liabilities	$10,210,651	$136,405

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

The following table summarizes the Company’s operating and finance leases:

Balance Sheet Classification	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$10,085,408	$10,503,441
Finance lease right-of-use assets	132,958	148,600
Total right-of-use assets	$10,218,366	$10,652,041

Operating lease liability, current	$3,341,179	$3,472,897
Finance lease liability, current	28,433	27,423
Operating lease liability, net of current	6,869,472	7,111,534
Finance lease liability, net of current	107,972	122,445
Total lease liabilities	$10,347,056	$10,734,299

The amortization of the right-of-use assets of approximately $1,925,000 and $1,846,000 for the six months ended June 30, 2026 and 2025, respectively, were included in operating cash flows.

The following table provides a summary of other information related to the leases at June 30, 2026 and December 31, 2025:

Other Information	June 30, 2026	December 31, 2025
Weighted-average remaining lease term for operating leases	3.7 years	4 years
Weighted-average discount rate for operating leases	6.04%	5.30%
Weighted-average remaining lease term for finance leases	4.25 years	5 years
Weighted-average discount rate for finance leases	7.25%	7.25%

Rent expense for the three months ended June 30, 2026 and 2025 was approximately $972,000 and $974,000, respectively. Rent expense for the six months ended June 30, 2026 and 2025 was approximately $1,948,000 and $1,951,000, respectively. It is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The components of lease expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$806,558	$864,402	$1,603,279	$1,719,038
Variable lease cost	3,539	46,163	22,599	104,950
Short-term lease cost	161,642	63,758	321,730	126,736
Finance lease cost	7,821	-	15,642	-
Total lease expense	$979,560	$974,323	$1,963,250	$1,950,724
Sublease income	(6,295)	-	(6,295)	-
Total lease expense, net	$973,265	$974,323	$1,956,955	$1,950,724

The aggregate cash payments under the leasing arrangement were approximately $1,881,000 and $1,767,000 for the six months ended June 30, 2026 and 2025, respectively, included in operating cash flows.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company was spun off from Former Parent on September 13, 2024. Prior to the Spin-Off, the Company did not operate as a stand-alone entity. Following the Spin-Off, the Company and the Former Parent operate as separate, publicly traded companies, though they remain related parties due to common ownership history and ongoing agreements.

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

Settlement of Related Party Receivable

On December 31, 2025, the Company entered into a Stock Purchase and Satisfaction of Debt Agreement with HCMC, pursuant to which the Company settled an outstanding $4.0 million intercompany receivable by accepting 43,889,786,222 shares of HCMC common stock. Upon settlement, the related party receivable was derecognized and the Company recorded an investment in HCMC accounted for under the equity method (see Note 11 - Investment In Other Entity-Related Party). As of December 31, 2025, the due from related party balance was $0.

Subsequent Activity – Due from Related Party

As of June 30, 2026, the Company had a due from related party balance of approximately $0.2 million, representing temporary advances to HCMC for transition purposes under the Transition Services Agreement. On August 10, 2026, in connection with the termination of the TSA effective January 1, 2026, this balance will be settled in the normal course of business.

Agreements with HCMC

The Company entered into several agreements with the Former Parent that, among other things, effect the separation and govern the relationship of the parties following the Spin-Off. These agreements include:

●	a Separation Agreement that sets forth HCMC’s and the Company’s agreements regarding the principal actions that both parties take in connection with the Spin-Off and aspects of our relationship following the Spin-Off;
●	a Transition Services Agreement pursuant to which HCMC and the Company provide each other specified services on a transitional basis to help ensure an orderly transition following the Spin-Off. The TSA was terminated effective January 1, 2026 (see “Termination of Transition Services Agreement” below);
●	a Tax Matters Agreement (“TMA”) that governs the respective rights, responsibilities and obligations of HCMC and the Company after the Spin-Off with respect to all tax matters and includes restrictions to preserve the tax-free status of the Spin-Off; and
●	an Employee Matters Agreement (“EMA”) that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities arising out of employee compensation and benefits programs in which our employees participated prior to the Spin-Off.

Under the terms of the Transition Services Agreement, HCMC provided to the Company, on a transitional basis, certain services or functions, including information technology, accounting, human resources, and payroll functions. On August 10, 2026, the TSA was terminated with an effective date of January 1, 2026. Consideration and costs for the transition services were determined using several billing methodologies as described in the agreements, including customary billing and pass-through billing. Costs for transition services provided by the former parent are recorded within the Condensed Consolidated Statements of Operations based on the nature of the services.

Termination of Transition Services Agreement

On August 10, 2026, the Company and HCMC entered into a Termination Agreement, which formally terminated the TSA effective as of January 1, 2026. The Termination Agreement provides for a mutual release of any liability or obligation under the TSA from and after the effective date. As a result, no further services will be provided by HCMC to the Company under the TSA, and all outstanding balances thereunder will be settled in the normal course of business.

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

Debt Conversion

During 2025 and the six months ended June 30, 2026, the Company converted approximately $5,075,986 of outstanding principal and $187,726 of accrued interest under its July 18, 2024 Loan and Security Agreement into approximately 14,985,076 shares of Class A common stock pursuant to several exchange agreements. As of June 30, 2026, approximately $2,424,014 in principal remains outstanding under the Loan and Security Agreement. See Note 13 – Debt for further discussion.

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

As of June 30, 2026, the Company has sold $5.25 million of HCWC Preferred Stock, with binding commitments to purchase an additional $8.0 million in Preferred Stock from the same investors who purchased HCMC Series E Preferred Stock. As of June 30, 2026, no HCWC Preferred Stock had been converted into common stock.

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

For the three months ended June 30, 2026 and 2025, approximately $301,000 and $0 of stock-based compensation expense related to these awards were recognized in the accompanying condensed consolidated financial statements. For the six months ended June 30, 2026 and 2025, approximately $537,000 and $0 of stock-based compensation expense related to these awards were recognized in the accompanying condensed consolidated financial statements.

The following table reflects the activity for all unvested restricted stock from January 1, 2025 through June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2025	-	$-
Granted	2,600,000	1,560,000
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2025	2,600,000	$1,560,000
Granted	2,545,719	878,273
Vested	(960,923)	(496,206)
Forfeited	(54,166)	(26,125)
Unvested at June 30, 2026	4,130,630	$1,915,942

As of June 30, 2026, there was approximately $1.8 million of total unrecognized compensation cost related to unvested restricted stock awards granted under the 2024 Equity Incentive Plan.

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

As of June 30, 2026, 29,892,378 shares of class A common stock and 5,250 shares of Series A Convertible Preferred Stock were outstanding.

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

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2026. With respect to legal costs, we record such costs as incurred.

Merger Agreement

On May 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Host Digital Infrastructure LLC (“Host Digital”) and its wholly owned subsidiary, Healthy Choice Wellness II Corp., pursuant to which Healthy Choice Wellness II Corp. will merge with and into Host Digital, with Host Digital surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger is subject to the satisfaction or waiver of customary closing conditions, including approval by the Company’s stockholders. As of the date of these financial statements, the Merger had not yet been completed. See Note 18 – Subsequent Events for additional information.

NOTE 18. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events—Overall, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company identified the following material subsequent events.

On May 26, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Healthy Choice Wellness II Corp., a wholly owned subsidiary of HCWC (“Merger Sub”), and Host Digital Infrastructure LLC (“Host Digital”). The Merger Agreement provides for the merger of Merger Sub with and into Host Digital, with Host Digital surviving as a wholly owned subsidiary of HCWC (the “Merger”). On July 27, 2026, the SEC informed the Company that it had completed its review of the Company’s preliminary proxy statement filed in connection with the Merger and had no comments. On August 6, 2026, the Company filed its definitive proxy statement with the SEC in connection with the special meeting of stockholders to vote on the Merger. The special meeting of stockholders is expected to be held in the third quarter of 2026.

On July 24, 2026, the Board of Directors approved the First Amendment to the Second Amended and Restated Certificate of Designations of the Company’s Series A Convertible Preferred Stock (“Series A Stock”), which increased the number of authorized Series A Preferred Shares from 5,250 to 7,000. The amendment was filed with the Secretary of State of the State of Delaware on July 31, 2026.

On August 6, 2026, the Company entered into the First Amendment to the Amended and Restated Securities Purchase Agreement (the “SPA Amendment”) with four investors, pursuant to which the Company agreed to issue 1,313 shares of its Series A Convertible Preferred Stock in exchange for the waiver by the investors of certain rights to participate in future equity offerings of the Company. The Shares are convertible into 951,087 shares of the Company’s Class A Common Stock at a conversion price of $1.38 per share. The issuance of the Shares and the shares of Class A Common Stock issuable upon conversion thereof were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D thereunder.

On August 7, 2026, holders of the Company’s outstanding promissory note under the Loan and Security Agreement dated July 18, 2024 elected to convert $692,671 of outstanding principal into 2,565,450 shares of the Company’s Class A common stock, pursuant to the Exchange Agreement dated May 28, 2026. The conversion was effected at a contractual conversion price of approximately $0.27 per share. Upon this conversion, all remaining conversion rights under the May 28, 2026 Exchange Agreement have been fully satisfied, and no further shares remain issuable thereunder. Following this transaction, approximately $2.1 million in principal and accrued interests remains outstanding under the Loan and Security Agreement.

On August 7, 2026, subsequent to June 30, 2026, Host Digital Infrastructure LLC (“Host Digital”), which is expected to become a wholly owned subsidiary of the Company upon completion of the Merger described above, entered into a 15-year lease with one of the world’s largest privately held cloud infrastructure companies. Under the lease, Host Digital will provide 43 megawatts (“MW”) of critical information technology load capacity at its existing data center facility in northeast Oklahoma. The lease is structured on a take-or-pay basis and includes renewal options and annual rent escalators.

On August 10, 2026, the Company and HCMC entered into a Termination Agreement, which formally terminated the Transition Services Agreement effective as of January 1, 2026. The Termination Agreement provides for a mutual release of any liability or obligation under the TSA from and after the effective date. As a result, no further services will be provided by HCMC to the Company under the TSA, and all outstanding balances thereunder will be settled in the normal course of business. See Note 15 – Related Party Transactions for additional information.

On August 11, 2026, the Company entered into a Sales Agreement (the ‘Sales Agreement’) with Cantor Fitzgerald & Co. (‘Cantor’), pursuant to which the Company may offer and sell from time to time shares of its Class A common stock through its At-The-Market (ATM) offering program. The Sales Agreement will become effective upon the satisfaction of customary closing conditions. As of the date of this filing, these conditions have not yet been satisfied, and no shares have been sold under the Sales Agreement.

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

The Company currently and historically has reported net losses and has reported cash outflows from operations this quarter. As of June 30, 2026, the Company had cash and cash equivalents of approximately $0.9 million and negative working capital of $6.6 million.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 that is used in the following discussions of our results of operations:

	Three Months Ended June 30,		2026 to 2025
	2026	2025	Change $
SALES	$16,609,829	$20,199,979	$(3,590,150)

COST OF SALES	10,199,171	12,106,603	(1,907,432)

GROSS PROFIT	6,410,658	8,093,376	(1,682,718)

OPERATING EXPENSES	9,051,299	8,132,408	918,891

LOSS FROM OPERATIONS	(2,640,641)	(39,032)	(2,601,609)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(258,634)	(27,418)	(231,216)
Loss from equity investment	(17,883)	-	(17,883)
Other income (expense), net	989	(3,954)	4,943
Interest expense, net	(150,565)	(268,955)	118,390
TOTAL OTHER EXPENSES, NET	(426,093)	(300,327)	(125,766)

NET LOSS	$(3,066,734)	$(339,359)	$(2,727,375)

Net sales decreased $3.6 million to $16.6 million for the three months ended June 30, 2026 as compared to $20.2 million for the same period in 2025. The decrease was primarily attributable to a decline in same-store sales. The same-store sales decline reflects continued pressure on consumer spending. Persistent inflation across the broader economy, including elevated food-at-home prices, has reduced consumers’ purchasing power and led many customers to buy fewer items per visit or trade down to lower-priced alternatives. These industry-wide trends have negatively impacted sales volumes across the natural and organic grocery sector. The organic price premium over conventional products has widened significantly, as organic product prices have risen at a notably higher rate than conventional alternatives over the past year. This has led many consumers to choose lower-priced conventional alternatives or buy fewer organic items. At the same time, the selection of organic products available in stores has declined, reducing customer choice. Major organic brands have also reported sales declines, confirming the challenging environment for the organic sector. These factors collectively contributed to the Company’s same-store sales decline during the quarter.

Cost of goods sold for the three months ended June 30, 2026 and 2025 were $10.2 million and $12.1 million, respectively. The decrease was primarily due to lower sales volume from the same-store sales decline. Gross profit was $6.4 million and $8.1 million for the three months ended June 30, 2026 and 2025, respectively. Gross margin as a percentage of sales decreased approximately 1.5% as compared to the same period in prior year, primarily due to the reduced sales volume and continued inflationary pressure on product costs.

Total operating expenses for the three months ended June 30, 2026 and 2025 were $9.0 million and $8.1 million, respectively, representing an increase of approximately $0.9 million. The increase was primarily driven by a $0.8 million increase in payroll and benefits and professional fees, and a $0.3 million increase in non-cash stock-based compensation expense, partially offset by $0.2 million decrease in insurance, bank service charges and merchant account fees, and depreciation and amortization expense.

Total other expenses, net was $0.4 million for the three months ended June 30, 2026, consisting of net interest expense of approximately $151,000, a $259,000 loss on debt extinguishment, a $18,000 loss on equity investment in HCMC, offset by other miscellaneous income of approximately $1,000. Total other expenses, net of $0.3 million for the three months ended June 30, 2025 consists of net interest expense of approximately $269,000, other miscellaneous expense of approximately $4,000, and $27,000 loss on debt extinguishment.

The following table sets forth our unaudited condensed consolidated Statements of Operations for the six months ended June 30, 2026 and 2025 that is used in the following discussions of our results of operations:

	Six Months Ended June 30,		2026 to 2025
	2026	2025	Change $
SALES	$34,854,867	$40,459,585	$(5,604,718)

COST OF SALES	21,510,364	24,514,300	(3,003,936)

GROSS PROFIT	13,344,503	15,945,285	(2,600,782)

OPERATING EXPENSES	17,600,683	16,393,993	1,206,690

LOSS FROM OPERATIONS	(4,256,180)	(448,708)	(3,807,472)

OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(435,441)	(34,918)	(400,523)
Loss from equity investment	(83,389)	-	(83,389)
Impairment loss on equity method investment	(1,623,922)	-	(1,623,922)
Other (expense) income, net	(1,886)	(1,458)	(428)
Interest (expense) income, net	(343,119)	(566,685)	223,566
TOTAL OTHER EXPENSES, NET	(2,487,757)	(603,061)	(1,884,696)

NET LOSS	$(6,743,937)	$(1,051,769)	$(5,692,168)

Net sales decreased $5.6 million to $34.9 million for the six months ended June 30, 2026 as compared to $40.5 million for the same period in 2025. The decrease was primarily attributable to a decline in same-store sales. The same-store sales reduction reflects the cumulative effect of sustained macroeconomic headwinds that have persisted throughout the first half of 2026. Elevated inflation, particularly in food categories, has continued to strain household budgets, prompting consumers to be more selective in their purchasing decisions. Many customers have reduced their average basket size or shifted toward more affordable options. Within the natural and organic sector, the organic price gap relative to conventional products has continued to widen, as organic products have experienced steeper price increases than their conventional counterparts. This pricing dynamic has accelerated the trend of consumers trading down to conventional alternatives or limiting their organic purchases. Furthermore, organic product assortment in the retail channel has contracted, and leading organic brands have reported declining sales, indicating broad-based pressure across the industry. These persistent trends have adversely affected the Company’s sales performance over the six-month period.

Cost of goods sold for the six months ended June 30, 2026 and 2025 were $21.5 million and $24.5 million, respectively. The decrease was primarily due to lower sales volume from the same-store sales decline. Gross profit was $13.3 million and $15.9 million for the six months ended June 30, 2026 and 2025, respectively. Gross margin as a percentage of sales decreased approximately 1.1% as compared to the same period in prior year, reflecting the impact of lower sales volume and persistent food inflation, which increased the cost of goods sold, while the Company maintained competitive pricing to respond to heightened consumer price sensitivity.

Total operating expenses for the six months ended June 30, 2026 and 2025 were $17.6 million and $16.4 million, respectively. The increase consists of $0.5 million increase in stock-based compensation expense and $0.7 million increase in payroll and benefit expense.

Total other expenses, net was $2.5 million for the six months ended June 30, 2026, consisting of net interest expense of $343,000, a $435,000 loss on debt extinguishment, a $1,624,000 impairment loss on equity method investment, a $83,000 loss from equity investment, and other miscellaneous expense of approximately $2,000. Total other expenses, net of $0.6 million for the six months ended June 30, 2025 consists of net interest expense of $567,000, other miscellaneous expense of approximately $1,000, and $35,000 loss on debt extinguishment.

Lease Commitments, Known Trends and Uncertainties

As of June 30, 2026, the Company has operating lease obligations totaling approximately $10.2 million and finance lease obligations of approximately $0.1 million. The weighted-average remaining lease term is 3.7 years for operating leases, with a weighted-average discount rate of 6.04%.

The weighted-average discount rate increased to 6.04% from 5.30% as of December 31, 2025, reflecting changes in the Company’s incremental borrowing rates and the mix of lease renewals during the period. During the six months ended June 30, 2026, the Company renewed the leases for its stores located in West Melbourne, Florida and Shrewsbury, New Jersey, amended the lease for its store in Chester, New Jersey, and modified the lease for its store in Lawton, Oklahoma. All these lease renewal, amendment and modifications contributed to the updated weighted-average discount rate. Future lease obligations may be subject to different discount rates based on prevailing market conditions and the Company’s incremental borrowing rate at the time of renewal.

Rent expense for the three and six months ended June 30, 2026 was approximately $972,000 and $1,948,000, respectively. The Company expects rent expenses to increase incrementally over the next several years as existing leases are renewed or reset to current market rates. In addition, inflationary pressures on operating costs — including common area maintenance, property taxes, and insurance — could increase variable lease costs in future periods.

As of June 30, 2026, the Company holds an equity method investment in its Former Parent HCMC, with a carrying value of approximately $2.2 million. During the three months ended March 31, 2026, the Company recorded an impairment loss of $1,623,922 on its equity method investment due to an adverse PTAB IPR ruling that materially reduced the fair value of the investee. No additional impairment was recognized during the three months ended June 30, 2026. The fair value was estimated using a multi-method approach under ASC 820, incorporating observable transaction prices and a probability-weighted litigation model. Key assumptions used in the valuation included the probability of successful outcomes in the investee’s pending litigation, the timing and amount of future cash flows, and the discount rate applied. The impairment loss is included in other income (expense) in the condensed consolidated statement of operations. Future adverse developments in the investee’s litigation, continued operating losses, further dilution of the Company’s ownership percentage, or a sustained decline in the investee’s market value could result in additional material impairment charges in future periods.

The Company continues to monitor its lease portfolio and evaluate opportunities to optimize its store footprint as part of its ongoing operational review. There are no other material known trends or uncertainties related to the Company’s lease obligations that are reasonably expected to have a material adverse impact on the Company’s liquidity, capital resources, or results of operations, other than those discussed above.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in)
Operating activities	$(1,195,065)	$2,159,785
Investing activities	(355,043)	(2,124,574)
Financing activities	(575,685)	2,598,343
	$(2,125,793)	$2,633,554

Our net cash used in operating activities of approximately $1.2 million for the six months ended June 30, 2026 resulted from a net loss of $6.7 million, offset by a non-cash adjustment of $6.3 million and a net cash usage of $0.8 million from changes in operating assets and liabilities. Our net cash provided by operating activities of approximately $2.2 million for the six months ended June 30, 2025 resulted from a net loss of $1.1 million, offset by a non-cash adjustment of $4.1 million and a net cash usage of $0.8 million from changes in operating assets and liabilities.

The net cash used in investing activities of $0.3 million for the six months ended June 30, 2026 consists of $0.1 million net cash advance to related party and $0.2 million purchases of property and equipment. The net cash used in investing activities of $2.1 million for the six months ended June 30, 2025 consists of $1.9 million payment to related party and $0.2 million purchases of property and equipment.

The net cash used in financing activities of $0.6 million for the six months ended June 30, 2026 consists of principal payment on loan payable of $0.6 million and approximately $13,000 payment under the finance lease. The net cash provided by financing activities of $2.6 million for the six months ended June 30, 2025 consists of net proceeds of $3.1 million from HCWC Preferred Stock offering, and principal payment on loan payable of $0.5 million.

At June 30, 2026 and December 31, 2025, we did not have any material financial guarantees or other contractual commitments with vendors that are reasonably likely to have an adverse effect on liquidity.

Our cash and cash equivalents balances are kept liquid to support our growing acquisition and infrastructure needs for operational expansion. Most of our cash and cash equivalents are concentrated in two financial institutions. The portion of our balance held as cash deposits in these institutions is generally in excess of the FDIC insurance limit.

The Company has not experienced any losses on its cash or cash equivalents. The following table presents the Company’s cash position as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$893,825	$3,019,618
Total assets	$27,739,237	$33,497,719
Cash and cash equivalents as a percentage of total assets	3.2%	9.0%

The Company reported a net loss of $6.7 million for the six months ended June 30, 2026. The Company also had negative working capital of $6.6 million. The Company expects to continue incurring losses for the foreseeable future.

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

Non-GAAP Financial Measures

The following discussion and analysis contain a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as an alternative to, net income, operating income, and cash flow from operating activities, liquidity, or any other financial measures. Non-GAAP financial measures may not be indicative of the historical operating results of the Company, nor are they intended to be predictive of potential future financial results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Management believes stockholders benefit from referring to the Adjusted EBITDA in planning, forecasting, and analyzing future periods. Management uses this non-GAAP financial measure in evaluating its financial and operational decision making and as a means of evaluating period-to-period comparison.

EBITDA, or earnings before interest, taxes, depreciation, and amortization, is an alternate measure of profitability to net income. Management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of significant non-cash and non-recurring charges that effect comparability between reporting periods. We define Adjusted EBITDA as net loss adjusted for interest expense, depreciation and amortization, loss on debt settlement, equity method (gain) loss, impairment loss on equity method investment, stock compensation, loss on disposal of asset, and other income (expense), net. Our management recognizes that Adjusted EBITDA has inherent limitations because of the excluded items.

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation from net loss to adjusted EBITDA:
Net loss	$(3,066,734)	$(339,359)	$(6,743,937)	$(1,051,769)
Interest expense	150,565	268,955	343,119	566,685
Depreciation and amortization	384,223	434,957	773,705	864,947
EBITDA	(2,531,946)	364,553	(5,627,113)	379,863
Loss on debt extinguishment	258,634	-	435,441	-
Equity method loss	17,883	-	83,389	-
Impairment loss on equity method investment	-	-	1,623,922	-
Stock compensation	301,206	-	537,375	-
Loss on disposal of asset	34,875	-	34,875	-
Other income (expense), net	(989)	31,372	1,886	36,376
Adjusted EBITDA	$(1,920,337)	$395,925	$(2,910,225)	$416,239

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2025 Annual Report, except for the addition of policies related to equity method investments, derivative accounting, variable interest entities, and stock-based compensation, which are described in Note 3 to the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, carried out an evaluation on internal controls as of June 30, 2026 in regard to the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2026 and noted the material weaknesses as follows:

●	Management does not evidence independent preparer and reviewer of journal entries, to demonstrate adequate segregation of duties, and the precision of the review of journal entries.
●	Ineffective design and implementation over Information Technology General Controls (“ITGCs”):

(a)	Multiple individuals in the accounting software system have virtually unlimited access to the accounting application and to the inventory point of sale applications. As such, such individuals can post journal entries and change pricing, which poses a risk that duties amongst employees with incompatible roles are not adequately segregated.

(b)	Ineffective design, implementation and operation of controls over logical user access, physical security, change management, cyber security, and vendor management. The Company should have had controls for:

(i)	Periodic review of access rights for networks and applications on a defined periodic basis, at least once per year;
(ii)	Ensuring adequate physical safeguards and environmental controls over the Company’s servers at all Company locations, including stores;
(iii)	Performing a cybersecurity assessment, training all personnel, performing phishing exercises, obtaining cybersecurity insurance; and performing third party audits when appropriate;
(iv)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, should be identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate.
(v)	Obtaining and reviewing third party service provider SOC reports, and;
(vi)	Review of Service-Level Agreements (SLAs) for all IT service relationships across the Company to ensure active SLAs are in place and enforced.

●	Lack of Formal Related Party Transaction Policy: The Company did not maintain a formal written policy and related controls for the timely identification, evaluation, and accounting treatment of transactions with related parties.
●	Ineffective Controls over Statement of Cash Flows Preparation: Controls over the preparation and review of the statement of cash flows were ineffective, resulting in the misclassification of cash flows related to advances made to a related party.
●	Ineffective effective controls over the accounting for stock-based compensation, specifically related to the timing of the accelerated vesting recognition for Restricted Stock Awards (RSAs) as it pertains to the contemplated merger transaction.

Our management concluded that considering internal control deficiencies that, in the aggregate, rise to the level of material weaknesses, we did not maintain effective internal control over financial reporting as of June 30, 2026 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Planned Remediation

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting and initiated an action plan to remediate these deficiencies. During the six months ended June 30, 2026, we continued to execute on this plan. Progress during the quarter included the following:

●	Segregation of Duties and Journal Entry Review: During the second quarter of 2026, the Company implemented a new cloud-based accounting and financial management system, Sage Intacct. The Sage Intacct system includes enhanced user access controls, role-based permissions, and segregation of duties functionality designed to prevent any single individual from having the ability to create, approve, and post journal entries without independent review. The Company is in the process of configuring user roles and permissions within the Sage Intacct system to align with the Company’s segregation of duties requirements. Once fully configured and operational, management believes the Sage Intacct system will significantly enhance the Company’s control environment and address the segregation of duties material weakness. However, because the system implementation is ongoing and the related controls have not yet been operating for a sufficient period of time, this material weakness has not yet been fully remediated. The Company expects to complete the configuration and testing of user roles and permissions during the third quarter of 2026.

●	Information Technology General Controls: The Company continued to develop its comprehensive IT control framework. Periodic access rights reviews for networks and applications are underway. Enhanced physical security and environmental controls over servers at all locations have been deployed. The formal cybersecurity assessment is progressing, with mandatory training and phishing exercises being conducted, and cybersecurity insurance has been obtained. Work continues on establishing controls for IT program and data changes affecting financial applications, as well as procedures for reviewing third-party service provider SOC reports and enforcing Service-Level Agreements.

●	Related Party Transactions: The Company is finalizing a formal written policy for the identification, evaluation, approval, and accounting treatment of related party transactions. Implementation of this policy is expected during the third quarter of 2026.

●	Statement of Cash Flows Preparation and Review: Enhanced procedures for the preparation and review of the statement of cash flows, including specific review protocols for related party transactions and other non-routine items, continue to be refined and applied. The Company continues to engage external consultants, as needed, to assist with complex accounting matters and provide independent review of significant transactions.

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

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2026, the Company implemented a new Sage accounting system. The Sage system replaced the Company’s prior accounting system and includes enhanced user access controls, role-based permissions, and segregation of duties functionality. As a result of the Sage system implementation, the Company implemented new or modified certain pre-existing internal controls, processes, and procedures. While the Sage system is intended to ultimately improve and enhance business processes and the internal control environment, its implementation is ongoing and related controls are in the process of being configured and tested. Other than these changes and the ongoing remedial efforts described above, there have been no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company is involved in legal proceedings arising in the ordinary course of our business. We believe that there is no other litigation pending that is likely to have, individually or in the aggregate, a material adverse effect on our financial condition or results of operations as of June 30, 2026. With respect to legal costs, we record such costs as incurred.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended June 30, 2026, the Company issued 14,985,076 shares of Class A common stock to the Holders in exchange for approximately $5.1 million of indebtedness pursuant to the Notes. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the above referenced Company Class A common stock, pursuant to Section 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder as involving an exchange by the Company exclusively with its security holders. No commission or other remuneration was paid or given for soliciting the exchange transactions. Other exemptions may apply.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

In February 2025, our executive officers, through Schwab brokerage, adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K. This trading arrangement is intended to satisfy the Rule 10b5-1 affirmative defense. This trading arrangement commenced in May 2025, and expires after a twelve-month-period, unless earlier terminated in accordance with its terms, and covers the disposition of up to 2 million shares of our common stock. The remaining terms of the trading arrangement are confidential. No additional directors or officers informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. To date, no shares have been sold pursuant to these trading arrangements. This Rule 10b5-1 trading arrangement was terminated in September 2025.

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

HEALTHY CHOICE WELLNESS CORP.

Date: August 14, 2026	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 14, 2026	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

