Form 10-Q/A
period 2026-06-30
HEALTHY CHOICE WELLNESS CORP.
filed 2026-08-18
CIK 1948864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Original Report”), as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2026, is solely to delete erroneously included paragraphs in Note 2 and Note 18 in Item 1 of Part I of the Original Report. The corrected Note 2 and Note 18 have been included in this Amendment. No other revisions have been made to our financial statements or any other disclosure contained in the Original Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment makes no other changes to the Original Report as filed with the SEC on August 14, 2026, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Report. This Amendment does not reflect subsequent events occurring after the original filing of the Original Report (i.e., those events occurring after August 14, 2026) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC.

HEALTHY CHOICE WELLNESS CORP.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2026

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

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

3

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

Conclusion

Based on the above, management has concluded that its plans, including the operational cost-saving initiatives and the financing arrangements described above, alleviate the substantial doubt raised by the Company’s historical operating results and financial condition. The Company believes that its cash on hand, the remaining $8.0 million commitment under the Series A Preferred Stock offering, and the reduction of debt obligations from the August 7, 2026 debt conversion will collectively enable the Company to meet its obligations and capital requirements for at least twelve months from the date these financial statements are issued. Accordingly, no adjustment has been made to the financial statements to account for this uncertainty.

NOTE 18. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events—Overall, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company identified the following material subsequent events.

On May 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Healthy Choice Wellness II Corp., a wholly owned subsidiary of HCWC (“Merger Sub”), and Host Digital Infrastructure LLC (“Host Digital”). The Merger Agreement provides for the merger of Merger Sub with and into Host Digital, with Host Digital surviving as a wholly owned subsidiary of HCWC (the “Merger”). On July 27, 2026, the SEC informed the Company that it had completed its review of the Company’s preliminary proxy statement filed in connection with the Merger and had no comments. On August 6, 2026, the Company filed its definitive proxy statement with the SEC in connection with the special meeting of stockholders to vote on the Merger. The special meeting of stockholders is expected to be held in the third quarter of 2026.

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

On August 7, 2026, holders of the Company’s outstanding promissory note under the Loan and Security Agreement dated July 18, 2024 elected to convert $692,672 of outstanding principal into 2,565,450 shares of the Company’s Class A common stock, pursuant to the Exchange Agreement dated May 28, 2026. The conversion was effected at a contractual conversion price of approximately $0.27 per share. Upon this conversion, all remaining conversion rights under the May 28, 2026 Exchange Agreement have been fully satisfied, and no further shares remain issuable thereunder. Following this transaction, approximately $2.1 million in principal and accrued interest remains outstanding under the Loan and Security Agreement.

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

4

PART II. OTHER INFORMATION

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHY CHOICE WELLNESS CORP.

Date: August 18, 2026	By:	/s/ Jeffrey Holman
Jeffrey Holman
Chief Executive Officer

Date: August 18, 2026	By:	/s/ John Ollet
John Ollet
Chief Financial Officer

6